Form 10QSB
period 2002-06-30
BLACK GARDENIA CORP
filed 2002-08-26
CIK 1172318

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended of June 30 ,2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________
                             Commission file number


                              BLACK GARDENIA CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

                        Nevada                             43-195-4776
                     -------------                    ------------------
             (State or other jurisdictions of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

                    P.O. Box 741, Bellevue, Washington, 98009
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (425) 453-0355
                                                           ---------------

            Check whether the issuer

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes         No     X
                                                            ----       -----

As of June 30, 2002 the registrant had 5,00,000 shares of Common Stock outstanding with a par value of $0.001 par value.



                                                   BLACK GARDENIA CORP.

                                                          INDEX

                                                                                                                Page No.
PART 1 - FINANCIAL INFORMATION.........................................................................................2
            ITEM 1. FINANCIAL STATEMENTS...............................................................................2
                        Financial Statements June 30, 2002 and 2001....................................................3
                                    Balance Sheet......................................................................5
                                    Statement of Operations............................................................7
                                    Statement of Stockholders' Equity..................................................8
                                    Statement of Cash Flows............................................................9
                                    Notes to Financial Statements.....................................................10
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................12
                        General     ..................................................................................12
                        Overview    ..................................................................................12
                        Plan of Operation.............................................................................12
                        Six months ended June 30, 2002 versus Six months ended June 30, 2001..........................13
                                    Results of Operations.............................................................13
                                    Revenue     ......................................................................13
                                    Loss Per Period/General and Administrative Expenses...............................13
                                    Liquidity and Capital  Resources..................................................13
                        Recent Accounting Pronouncements..............................................................14
                        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995............14
            ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................14

PART II - OTHER INFORMATION...........................................................................................15
            ITEM 1. LEGAL PROCEEDINGS.................................................................................15
            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................15
                        Changes in Securities.........................................................................15
                        Recent Sales of Unregistered Securities.......................................................15
                        Recent Sales of Registered Securities.........................................................15
                        Use of Proceeds...............................................................................15
            ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................................................15
            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................15
            ITEM 5. OTHER INFORMATION.................................................................................15
            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................15

SIGNATURES  ..........................................................................................................16

INDEX TO EXHIBITS.....................................................................................................17




                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


     The information in this report for the six months ended June 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

     The condensed consolidated financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2001 in the Form 10SB as amended filed with the SEC on June 26, 2002.

     Interim results are not necessarily indicative of results for the full fiscal year.

                              BLACK GARDENIA CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                             JUNE 30, 2002 AND 2001

       BLACK GARDENIA CORP.


TABLE OF CONTENTS                                                      PAGE #
-----------------                                                      ------
             Financial Statements

                         Balance Sheet                                      2

                         Statement of Operations                            3

                         Statement of Stockholders' Equity                  4

                         Statement of Cash Flows                            5

             Notes of Financial Statements                                6-7



                                          Black Gardenia Corp.
                                      (A Development Stage Company)

                                        (Unaudited) Balance Sheet

                                                              June 30,   June 30,  December    December
Assets                                                          2002       2001    31, 2001    31, 2000
------                                                        -------    -------   --------    -------
Current Assets
Cash                                                          $  --      $  --      $  --      $  --
                                                              -------    -------    -------    -------
                     Total Current Assets                           0          0          0          0
Other Assets                                                        0          0          0          0
                                                              -------    -------    -------    -------
                     TOTAL ASSETS                             $  --      $  --      $  --      $  --
                                                              =======    =======    =======    =======

Liabilities and Stockholders' Equity
Current Liabilities
Officers' Advances (Note 6)                                   $ 2,234    $    80    $    80    $    80
Accounts Payable                                                    0          0          0          0
                                                              -------    -------    -------    -------
                      Total Current Liabilities                 2,234         80         80         80

Stockholders' Equity: Common stock, $.001 par value,
authorized 100,000,000 shares; 900,100 shares issued
and outstanding at 06/30/02, 06/30/01, 12/31/01 and
12/31/00 respectively                                              50         50         50         50
Additional paid in capital                                        450        450        450        450
Deficit accumulated during the development
stage                                                          (2,734)      (580)      (580)      (580)
                       Total Stockholders' Equity (Deficit)    (2,234)       (80)       (80)       (80)
                       TOTAL LIABILITIES AND
                       STOCKHOLDERS' EQUITY (DEFICIT)         $  --      $  --      $  --      $  --
                                                              =======    =======    =======    =======

                         See accompanying notes







                                            Black Gardenia Corp.
                                       (A Development Stage Company)

                                     (Unaudited) Statement of Operation

                                                                                                  Feb. 9,
                                                                                                   2000
                                      Six Months    Six Months     Year Ended   Year Ended      (inception)
                                      Ended June    Ended June      Dec. 31,     Dec. 31,       to June 30,
                                       30, 2002      30, 2001         2001         2000            2002
                                     -----------    -----------   -----------   -----------    -----------
Income
         Revenue                     $      --      $      --     $      --     $      --      $      --
Expenses
        General and Administrative         2,154              0             0           580          2,734
                                     -----------    -----------   -----------   -----------    -----------
                   Total Expenses          2,154              0             0           580          2,734
                    Net Loss         $    (2,154)   $      --     $      --     $      (580)   $    (2,734)
                                     ===========    ===========   ===========   ===========    ===========

Net Loss per share
      Basic and diluted              $   (0.0000)   $    0.0000   $    0.0000   $   (0.0001)   $   (0.0007)


Weighted average number of
common shares outstanding              5,000,000      5,000,000     5,000,000     5,000,000      5,000,000
                                     ===========    ===========   ===========   ===========    ===========


                       See accompanying notes




                                          Black Gardenia Corp.
                                     (A Development Stage Company)

                             (Unaudited) Statement of Stockholders' Equity


                                                                                         Deficit
                                                                                        accumulated
                                               Common Stock             Additional        during
                                        ---------------------------      Paid-in       development
                                             Shares       Amount         capital          state
                                        ---------------------------  -------------  ------------------
Balance December 31, 2000                   5,000,000   $        50     $      450  $             (580)

Net loss six months ended
       June 30, 2001                                                                                 0
Balance June 30, 2001                       5,000,000   $        50     $      450  $             (580)
                                        =============  ============  =============  ==================

Balance December 31, 2001                   5,000,000   $        50     $      450  $             (580)

Net loss six months ended
        June 30, 2002                                                                           (2,154)
Balance June 30, 2002                       5,000,000   $        50     $      450  $           (2,734)
======================================  =============  ============  =============  ==================

March 2, 2000
issued for cash                             5,000,000   $        50     $      450  $                -
Net loss, February 9, 2000
(inception) to December 31, 2000                                                                  (580)
Balance December 31, 2000                   5,000,000            50            450                (580)
                                        -------------  ------------  -------------  ------------------

Net loss year ended
          December 31, 2001                                                                          0
Balance December 31, 2001                   5,000,000   $        50     $      450  $             (580)
                                        =============  ============  =============  ==================

                       See accompanying notes





                                          Black Gardenia Corp.
                                     (A Development Stage Company)

                                  (Unaudited) Statement of Cash Flows



                                                                                              Feb. 9, 2000
                                           Six Months   Six Months  Year Ended  Year Ended     (inception)
                                           Ended June   Ended June   Dec. 31,     Dec. 31,     to June 30,
                                            30, 2002     30, 2001     2001         2000           2002
                                            ---------   ---------   ---------    ---------    ------------
    Net (Loss)                               $(2,154)     $  --       $  --       $  (580)     $(2,734)
    Adjustments to reconcile net loss to
     cash (used) in operating activities
    Changes in assets and liabilities
           Accounts Payable                        0            0           0           0            0
           Officers Advances Payable           2,154            0           0          80        2,234
                                             -------      -------     -------     -------      -------
  Net Cash (used) in operating results             0            0           0        (500)        (500)
                                             -------      -------     -------     -------      -------
Cash Flows from Financing  Activities
   Proceeds from issuance of common
 stock                                             0            0           0         500          500
                                             -------      -------     -------     -------      -------

Net increase (decrease) in cash                    0            0           0           0            0
Cash at Beginning of Period                        0            0           0           0            0
                                             -------      -------     -------     -------      -------
Cash at End of Period                        $  --        $  --       $  --       $  --        $     0
                                             =======      =======     =======     =======      =======

                    See accompanying notes

                              BLACK GARDENIA CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


Note 1 - History and Organization of the Company

The Company was organized February 9, 2000, under the laws of the State of Nevada as Black Gardenia, Corp The company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On March 2, 2000, the company issued 5,000,000 share of its $0.00001 par value common stock for cash of $500.


Notes 2 - Accounting Policies and Procedures

The Company has not determined its accounting policies and procedures, except as follows:

The Company uses the accrual method of accounting.

Earnings per share is computed using the weighted average number of shares of common stock outstanding.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98- 5"), Reporting on the Costs of Start-up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Note 3 - Warrants and Options

There are no warrants or options outstanding to issue any additional shares of common stock of the Company.


Note 4 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through further equity financing's and seeking necessary bank loans.




                                      - 6-

Note 5 - Related Party Transactions

The Company neither owns nor leases any real or personal property. Office services are provided without charge by Harry Miller, the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.


Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $2,234 and $80 on June 30, 2002 and June 30, 2001 respectively.

--------------------------------------------------------------------------------

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


General

     The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

     The "Description of Business" and "Plan of Operation" of Black Gardenia are incorporated by reference from the Black Gardenia's Registration Statement on Form 10-SB, as amended, filed with the SEC on June 26, 2002.

Six months ended June 30, 2002 versus Six months ended June 30, 2001

Results of Operations.
---------------------

     As of June 30, 2002 Black Gardenia's only activity has involved the completion of its Form 10SB filing with the SEC. Black Gardenia has not commenced business activities and has no assets or operations. Black Gardenia has had no preliminary negotiations to effectuate a merger, acquisition or business combination.

Revenue.
-------

     Black Gardenia has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses.
---------------------------------------------------

     Black Gardenia's net loss for the six months ended June 30, 2002 was $2,154 or approximately $2,154 more than recorded for the same period in 2001. The majority, if not all, of the costs and expenses Black Gardenia has incurred over the last three months have been related to the accounting and filing expenses made in connection with the Form 10SB filed by Black Gardenia with the SEC.

     Black Gardenia will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Black Gardenia incurring a net operating loss which will increase continuously until Black Gardenia can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital  Resources.
--------------------------------

     As of June 30, 2002 Black Gardenia had no cash, no assets and $2,154 in liabilities of which the entire $2,154 are funds owed to Mr. Miller its sole officer and director.

     Black Gardenia is dependent on Mr. Miller to meet all of its expenses. Mr. Miller, the sole officer and director of Black Gardenia, has agreed to provide the necessary funds, without interest, for Black Gardenia to meet its ongoing expenses when the obligation is incurred until Black Gardenia consummates a merger, acquisition or business combination . All advances are interest-free.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

     In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us.

     In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

            This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Black Gardenia's Registration Statement on Form 10-SB, as amended, filed with the SEC on June 26, 2002.


-------------------------------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------------------------------------------------------------------------------


     N/A

                           PART II - OTHER INFORMATION


--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


     To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the quarter ended June 30, 2002, nor did Black Gardenia commence any lawsuits during the same period.

--------------------------------------------------------------------------------

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------


Changes in Securities

            None.

Recent Sales of Unregistered Securities

            None.


Recent Sales of Registered Securities

            None.

Use of Proceeds

            Not applicable.


--------------------------------------------------------------------------------

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------

            Not applicable.


--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


     Not applicable.





--------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION

--------------------------------------------------------------------------------


            Not applicable.

--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)         Reference is made to the Index of Exhibits included herein.

(b)         Reports on Form 8-K - N/A.


--------------------------------------------------------------------------------


                                   SIGNATURES

--------------------------------------------------------------------------------



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Black Gardenia Corp..
---------------------
(Registrant)



Date:  August 23,2002        By:   /s/ Harry Miller/s/
     ------------------         ---------------------------------------------
                                Harry Miller
                                Chief Executive Officer, President, Secretary
                                and Director

                              BLACK GARDENIA CORP.

                                INDEX TO EXHIBITS



Exhibits


     Exhibit Number       Description

3.1*                      Articles of Incorporation
3.2*                      Certificate of Amendment
3.3*                      By-laws
99                        Section 906 Certificate

 *Documents Incorporated by Reference

(1) Documents previously filed as exhibits to Black Gardenia's Registration Statement on Form 10-SB, as amended, filed with the SEC on June 26, 2002, are incorporated herein by reference.

                                   EXHIBIT 99

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Gardenia Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Harry Miller, Chief Financial Officer and Chief Executive Office of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Harry Miller /s/
-------------------------------------
Harry Miller, Chief Financial Officer
and Chief Executive Officer

August 23, 2002