Form 10QSB
period 2002-09-30
BLACK GARDENIA CORP
filed 2002-11-14
CIK 1172318

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the quarterly period ended of September 30, 2002

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

As of September 30, 2002 the registrant had 5,00,000 shares of Common Stock outstanding with a par value of $0.001 par value.




                                                 BLACK GARDENIA CORP.

                                                         INDEX

                                                                                                             Page No.
PART 1 - FINANCIAL INFORMATION......................................................................................1
            ITEM 1. FINANCIAL STATEMENTS............................................................................1
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................................9
                        General     ................................................................................9
                        Nine months ended September 30, 2002 versus Nine months ended September 30, 2001............9
                                    Results of Operations...........................................................9
                                    Revenue     ....................................................................9
                                    Loss Per Period/General and Administrative Expenses.............................9
                                    Liquidity and Capital  Resources................................................9
                        Recent Accounting Pronouncements...........................................................10
                        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.........10
            ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................11

PART II - OTHER INFORMATION........................................................................................11
            ITEM 1. LEGAL PROCEEDINGS..............................................................................11
            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................11
                        Changes in Securities......................................................................11
                        Recent Sales of Unregistered Securities....................................................11
                        Recent Sales of Registered Securities......................................................11
                        Use of Proceeds............................................................................11
            ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................................................11
            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................11
            ITEM 5. OTHER INFORMATION..............................................................................12
            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

SIGNATURES  .......................................................................................................12

INDEX TO EXHIBITS..................................................................................................13




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


            The information in this report for the nine months ended September 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

                              BLACK GARDENIA, CORP
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                             SEPT 30, 2002 AND 2001

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




                                                Black Gardenia, Corp
                                            (A Development Stage Company)

                                              (Unaudited) Balance Sheet
                                              -------------------------

                                                                  Sept 30,     Sept 30,     December    December
Assets                                                              2002         2001       31, 2001    31, 2000
------                                                          ------------ ------------ ------------ ------------
Cash                                                            $       --   $       --   $       --   $       --
                                                                ------------ ------------ ------------ ------------
                     Total Current Assets                                  0            0            0            0
Other Assets                                                               0            0            0            0
                                                                ------------ ------------ ------------ ------------
                     TOTAL ASSETS                               $       --   $       --   $       --   $       --
                                                                ============ ============ ============ ============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities

Officers' Advances (Note 6)                                     $      2,470 $         80 $         80 $         80

Accounts Payable                                                           0            0            0            0
                                                                ------------ ------------ ------------ ------------
                      Total Current Liabilities                        2,470           80           80           80

Stockholders' Equity: Common stock, $.001 par value,
authorized 100,000,000 shares; 900,100 shares issued
and outstanding at 09/30/02, 09/30/01, 12/31/01 and
12/31/00 respectively                                                     50           50           50           50
Additional paid in capital                                               450          450          450          450
Deficit accumulated during the development
stage                                                                 (2,970)        (580)        (580)        (580)
                       Total Stockholders' Equity (Deficit)           (2,470)         (80)         (80)         (80)

                       TOTAL LIABILITIES AND
                       STOCKHOLDERS' EQUITY (DEFICIT)           $       --   $       --   $       --   $       --
                                                                ============ ============ ============ ============

                                               See accompanying notes



                                                          4



                                                  Black Gardenia, Corp
                                              (A Development Stage Company)

                                           (Unaudited) Statement of Operation



                                       Nine Months      Nine Months     Year Ended    Year Ended Dec.    Feb. 9, 2000
                                      Ended Sept 30,   Ended Sept 30,    Dec. 31,           31,           (inception)
                                          2002             2001            2001            2000        to Sept 30, 2002
                                       -----------      -----------     -----------     -----------      -----------
Income
         Revenue                       $      --        $      --       $      --       $      --        $      --

Expenses

        General and Administrative           2,390                0               0             580            2,970
                                       -----------      -----------     -----------     -----------      -----------
                   Total Expenses            2,390                0               0             580            2,970

                    Net Loss           $    (2,390)     $      --       $      --       $      (580)     $    (2,970
                                       ===========      ===========     ===========     ===========      ===========

Net Loss per share
      Basic and diluted                $   (0.0000)     $    0.0000     $    0.0000     $   (0.0001)     $   (0.0008)


Weighted average number of
common shares outstanding                5,000,000        5,000,000       5,000,000       5,000,000        5,000,000
                                       ===========      ===========     ===========     ===========      ===========


                                                 See accompanying notes





                                                            5




                                      Black Gardenia, Corp
                                 (A Development Stage Company)

                         (Unaudited) Statement of Stockholders' Equity
                         ---------------------------------------------


                                                                                    Deficit
                                                                                  accumulated
                                            Common Stock             Additional      during
                                     --------------------------       Paid-in      development
                                       Shares          Amount         capital        state
                                     ----------      ----------     ----------     ----------
Balance December 31, 2000             5,000,000      $       50     $      450     $     (580)

Net loss nine months ended
      Sept 30, 2001                                                                         0

Balance Sept 30, 2001                 5,000,000      $       50     $      450     $     (580)
                                     ==========      ==========     ==========     ==========

Balance December 31, 2001             5,000,000      $       50     $      450     $     (580)

Net loss nine months ended
        Sept 30, 2002                                                                  (2,390)

Balance Sept 30, 2002                 5,000,000      $       50     $      450     $   (2,970)
================================     ==========      ==========     ==========     ==========

March 2, 2000
issued for cash                       5,000,000      $       50     $      450     $     --

Net loss, February 9, 2000
(inception) to December 31, 2000                                                         (580)

Balance December 31, 2000             5,000,000              50            450           (580)
                                     ----------      ----------     ----------     ----------

Net loss year ended
          December 31, 2001                                                                 0

Balance December 31, 2001             5,000,000      $       50     $      450     $     (580)
                                     ==========      ==========     ==========     ==========

                                     See accompanying notes








                                               6




                                                        Black Gardenia, Corp
                                                    (A Development Stage Company)

                                                 (Unaudited) Statement of Cash Flows
                                                 -----------------------------------



                                                                                                                      Feb. 9, 2000
                                                             Nine Months    Nine Months   Year Ended    Year Ended     (inception)
                                                           Ended Sept 30, Ended Sept 30,   Dec. 31,       Dec  31,      to Sept 30,
                                                                2002          2001           2001          2000            2002
                                                           ------------   ------------   ------------   ------------   ------------
Cash Flows from Operating Activities

    Net (Loss)                                             $     (2,390)  $       --     $       --     $       (580)  $     (2,970)

    Adjustments to reconcile net loss to cash (used) in operating activities

    Changes in assets and liabilities
           Accounts Payable                                           0              0              0              0              0
           Officers Advances Payable                              2,390              0              0             80          2,470
                                                           ------------   ------------   ------------   ------------   ------------
  Net Cash (used) in operating results                                0              0              0           (500)          (500)
                                                           ------------   ------------   ------------   ------------   ------------
Cash Flows from Financing  Activities
   Proceeds from issuance of common stock
                                                                      0              0              0            500            500
                                                           ------------   ------------   ------------   ------------   ------------

Net increase (decrease) in cash                                       0              0              0              0              0

Cash at Beginning of Period                                           0              0              0              0              0
                                                           ------------   ------------   ------------   ------------   ------------
Cash at End of Period                                      $       --     $       --     $       --     $       --     $          0
                                                           ============   ============   ============   ============   ============

                                                       See accompanying notes




                                                                  7

                          CORONATION ACQUISITION, CORP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             Sept 30, 2002 and 2001


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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $2,470 and $80 on Sept 30, 2002 and Sept 30, 2001 respectively.


-------------------------------------------------------------------------------

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

-------------------------------------------------------------------------------


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

Nine months ended September 30, 2002 versus Nine months ended September 30, 2001

Results of Operations.
---------------------

            As of September 30, 2002 Black Gardenia's only activity has involved the completion of its Form 10SB filing with the SEC. Black Gardenia has not commenced business activities and has no assets or operations. Black Gardenia has had no preliminary negotiations to effectuate a merger, acquisition or business combination.

Revenue.
-------

            Black Gardenia has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses.
---------------------------------------------------

            Black Gardenia's net loss for the nine months ended September 30, 2002 was $2,390 or approximately $2,390 more than recorded for the same period in 2001. The majority, if not all, of the costs and expenses Black Gardenia has incurred over the last three months have been related to the accounting and filing expenses made in connection with the Form 10SB filed by Black Gardenia with the SEC.

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

Liquidity and Capital  Resources.
--------------------------------

            As of September 30, 2002 Black Gardenia had no cash, no assets and $2,470 in liabilities of which the entire $2,470 are funds owed to Mr. Miller its sole officer and director.

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

Recent Accounting Pronouncements
--------------------------------

            In September 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities:
Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after September 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

            In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us.

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

-------------------------------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------------------------------------------------------------------------------


            N/A


                           PART II - OTHER INFORMATION


-------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

-------------------------------------------------------------------------------


            To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the quarter ended September 30, 2002, nor did Black Gardenia commence any lawsuits during the same period.

-------------------------------------------------------------------------------

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

-------------------------------------------------------------------------------


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


Black Gardenia Corp.
--------------------
(Registrant)



Date:   November 13, 2002        By:  /s/ Harry Miller/s/
     -----------------------          ---------------------------
                                 Harry Miller
                                 Chief Executive Officer, President, Secretary
                                 and Director

                              BLACK GARDENIA CORP.

                                INDEX TO EXHIBITS



Exhibits


Exhibit Number            Description
--------------            -----------

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

                                   EXHIBIT 99
                                   ----------

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                  --------------------------------------------
                       AS ADOPTED PURSUANT TO SECTION 906
                       ----------------------------------
                       OF THE SARBANES-OXLEY ACT OF 2002
                       ---------------------------------

In connection with the Quarterly Report of Black Gardenia Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Harry Miller, Chief Financial Officer and Chief Executive Office of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2002