Form 10QSB
period 2003-03-15
BLACK GARDENIA CORP
filed 2003-05-16
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]
      QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly three month period ended: March 31, 2003

[ ]

       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

      For the transition period from _________________ to
_________________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of
the issuer's classes of common equity, as of the latest practicable date:

5,000,000 common shares issued and outstanding as of May 15, 2003

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL
INFORMATION

ITEM 1. FINANCIAL
STATEMENTS

The information in this report for the three months ended March 31, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black
Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in
Black Gardenia's Audited Financial Statements for the year ended December 31,
2002, in the Form 10KSB as amended filed with the SEC on March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

BLACK GARDENIA CORP.

      TABLE OF CONTENTS

PAGE #

      Financial Statements

      Balance Sheet

2

      Statement of Operations

3

      Statement of Stockholders' Equity

4

      Statement of Cash Flows

5

      Notes of Financial
Statements
      6-7

BLACK GARDENIA CORP.

(A Development Stage Company)

(Unaudited) Balance Sheet

Assets

       March 31,
2003

       March 31,
2002

       December 31,
2002

December 31, 2001

Current Assets

Cash

$

-

$

-

$

-

$

-

      Total Current
Assets

0

0

0

0

Other Assets

0

0

0

0

TOTAL ASSETS

$

-

$

-

$

-

$

-

      Liabilities and
Stockholders' Equity

Current Liabilities

      Officers' Advances (Note 6)

$

4,378

$

290

$

2,470

$

80

Accounts Payable

0

0

422

0

Total Current Liabilities

4,378

290

2,892

80

      Stockholders' Equity: Common
      stock, $.001 par value, authorized 100,000,000 shares; 900,100 shares issued and outstanding at 03/31/03, 03/31/02, 12/31/02 and 12/31/01 respectively
Additional paid in capital

Deficit accumulated during the development stage

       50
       450

(4,828)

       50
       450

(790)

       50
       450

(3,392)

       50
       450

(580)

      Total Stockholders' Equity
(Deficit)

(4,328)

(290)

(2,892)

(80)

      TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)

$

-

$

-

$

-

$

-

See accompanying notes

BLACK GARDENIA CORP.

(A Development Stage Company)

(Unaudited) Statement of Operation

       Three Months
Ended March 31, 2003

       Three Months
Ended March 31, 2002

       Year Ended
      Dec. 31,
2002

       Year Ended
      Dec. 31,
2001

Income

Revenue

$

-

$

-

$

-

$ -

Expenses

      General and
Administrative

1,858

210

2,812

0

Total Expenses

1,858

210

2,812

0

Net Loss

$ (1,858)

$ (210)

$ (2,812)

$ 0

      Net Loss per share
Basic and diluted

(0.0004)

0.0000

(0.0006)

$ (0.0000)

      Weighted average
number of common shares outstanding

5,000,000

5,000,000

5,000,000

5,000,000

See accompanying notes

BLACK GARDENIA CORP.

(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

       Common Stock
Shares Amount

Additional Paid-in capital

Deficit accumulated during development state

Balance December 31, 2001

5,000,000

$

50

$

450

$

(580)

      Net loss three months ended
March 31, 2002

(210)

Balance March 31, 2002

5,000,000

$

50

$

450

$

(790)

Balance December 31, 2002

5,000,000

$

50

$

450

$

(790)

Issued for Cash

      Net loss three months ended
March 31, 2003

$

(4,068)

Balance March 31, 2003

5,000,000

$

50

$

450

$

(4,858)

      Net loss year ended December
31, 2002

0

Balance December 31, 2002

5,000,000

$

50

$

450

$

(790)

See accompanying notes

BLACK GARDENIA CORP.

(A Development Stage Company)

(Unaudited) Statement of Cash Flows

       Three Months
Ended March 31, 2003

       Three Months
Ended March 31, 2002

       Year Ended
      Dec. 31,
2002

       Year Ended
      Dec. 31,
2001

      Cash Flows from Operating
Activities

Net (Loss)

$

(1,858)

$

(210)

$

(2,812)

$

0

      Adjustments to reconcile net
      loss to cash
(used) in operating activities

      Changes in assets and
      liabilities Accounts Payable
Officers Advances Payable

       0
4,328

       0
210

       0
3,810

       0
0

      Net Cash (used) in operating
results

0

0

0

0

      Cash Flows from Financing
Activities Proceeds from issuance of common stock

0

0

0

0

      Net increase (decrease) in
cash

0

0

0

0

Cash at Beginning of Period

0

0

0

0

Cash at End of Period

$

-

$

-

$

-

$

-

See accompanying notes

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UN-AUDITED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 1 - History and Organization of the Company

The Company was organized February 9, 2000, under the laws of the State of
Nevada as Black Gardenia, Corp., The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $4,328 and $290 on
March 31, 2003, and March 31, 2002, respectively.

ITEM
2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Description of Business" and "Plan of Operation" of Black Gardenia are
incorporated by reference from the Black Gardenia's Registration Statement on
Form 10-SB, as amended, filed with the SEC on March 31, 2003.

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

Marketing

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

  Treatment of Reverse Merger/Acquisition Transaction

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

  Loss Per Period/General and Administrative Expenses

  Black Gardenia's net loss for the three months ended March 31, 2003 was
$1,858 or approximately $1,648 more than recorded for the same period in 2002.
The majority, if not all, of the costs and expenses Black Gardenia has incurred over the last three months have been related to the accounting and filing expenses made in connection with the Form 10KSB filed by Black Gardenia with the
SEC.

  Black Gardenia will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Black Gardenia incurring a net operating loss which will increase continuously until Black Gardenia can consummate a merger, acquisition or business combination with a profitable business opportunity.

  Liquidity and Capital Resources Liquidity.

  As of March 31, 2003 Black Gardenia had no cash, no assets and $4,378 in liabilities of which the entire $4,378 are funds owed to Mr. Miller its sole officer and director.

  Black Gardenia is dependent on Mr. Miller to meet all of its expenses. Mr.
Miller, the sole officer and director of Black Gardenia, has agreed to provide the necessary funds, without interest, for Black Gardenia to meet its ongoing expenses when the obligation is incurred until Black Gardenia consummates a merger, acquisition or business combination. All advances are interest-free.

  Recent Accounting Pronouncements

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

  ITEM 4: CONTROLS AND
PROCEDURES

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

  Changes in internal controls.

  There were no significant changes in Coronation's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  To Black Gardenia's knowledge, no lawsuits were commenced against Black
Gardenia during the three months ended March 30, 2003, nor did Black Gardenia
Commence any lawsuits during the same period.

ITEM 2. CHANGES IN
SECURITIES AND USE OF PROCEEDS

  Changes in Securities

  None.

  Recent Sales of Unregistered Securities

  None.

  Recent Sales of Registered Securities

  None.

  Use of Proceeds

  Not applicable.

  ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

  ITEM 5. OTHER INFORMATION

  Not applicable.

  ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

    Exhibit
Number

Exhibit Title

3.1
    Articles of Incorporation as
    Amended (incorporated by reference from our Form 10-SB Registration
Statement, filed April 30, 2002)

3.2
    Articles of Amendment
(incorporated by reference from our Form 10-SB, filed April 30, 2002)

3.2
    Bylaws (incorporated by
reference from our Form 10-SB Registration Statement, filed April 30, 2002)

99.1
    Certificate of CEO/CFO as
Required by Rule 13a-14(a)/15d-14

99.2
    Certificate of CEO/CFO as
    Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BLACK GARDENIA CORP.

     Date: May 15,
2003

       /s/  Harry Miller
    By:_____________________________
Harry Miller, Chief Executive Officer, President, Secretary and Director