Form 10QSB
period 2003-06-30
BLACK GARDENIA CORP
filed 2003-08-15
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2003
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

5,000,000 common shares issued and outstanding as of August 14, 2003
Transitional Small Business Disclosure Format (Check one): Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The interim unaudited financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2002, in the Form 10KSB as amended filed with the SEC on March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

BLACK GARDENIA CORP.

TABLE OF CONTENTS	PAGE #

Financial Statements
Balance Sheet	5
Statement of Operations	6
Statement of Stockholders= Equity	7
Statement of Cash Flows	8
Notes of Financial Statements	9-10

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Balance Sheet
Assets	June 30, 2003	June 30, 2002	December 31, 2002	December 31, 2001

Current Assets
Cash	$ -	$ -	$ -	$ -

Total Current Assets	0	0	0	0

Other Assets	0	0	0	0
TOTAL ASSETS	$ -	$ -	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Officers' Advances (Note #6)	$ 0	$ 290	$ 2,470	$ 2
Accounts Payable	0	0	422	0

Total Current Liabilities	0	290	2,892	2

Stockholders' Equity: Common stock, $.001 par value, authorized 100,000,000 shares; 900,100 shares issued and outstanding at 03/31/03 03/31/02, 12/31/02 and 12/31/01 respectively

Additional paid in capital

Deficit accumulated during the development stage

	50 450 0	50 450 (790)	50 450 (3,392)	50 450 (580)

Total Stockholders' Equity (Deficit)	(500)	(290)	(2,892)	(80)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -	$ -	$ -

See accompanying notes

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Statement of Operation
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001

Income
Revenue	$ -	$ -	$ -	$ -
Expenses
General and Administrative	1,858	210	2,812	0

Total Expenses	1,858	210	2,812	0
Net Loss	$ (1,858)	$ (210)	$ (2,812)	$ 0

Net Loss per share Basic and diluted	$ (0.0004)	$ 0.0000	$ (0.0006)	$ 0.0000

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	| Deficit accumulated during development stage
	Shares	Amount

Balance December 31, 2001	5,000,000	$50	$450	$(580)
Net loss six months ended June 30, 2002				(210)
Balance June 30, 2002	5,000,000	50	450	(790)

Balance December 31, 2002	5,000,000	50	450	(790)

Issue for Cash	0	0	0	0
Net loss six months ended June 30, 2003				(4,068)
Balance June 30, 2003	5,000,000	50	450	(4,858)

Net loss year ended December 31, 2002				$0
Balance December 31, 2002	1,052,600	50	450	(790)

See accompanying notes

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001

Cash Flows from Operating Activities
Net (Loss)	$ (1,858)	$ (210)	$ (2,812)	$ 0
Adjustments to reconcile net loss to cash (used) in operating activities	0	0	0	0
Changes in assets and liabilities Accounts Payable Officers Advances Payable	0 0	210 0	3,810 0	0 0

Net Cash (used) in operating results	0	0	0	0

Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0

Net increase (decrease) in cash	0	0	0	0
Cash at Beginning of Period	0	0	0	0

Cash at End of Period	$ -	$ -	$ -	$ -

See accompanying notes

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UN-AUDITED FINANCIAL STATEMENTS

June 30, 2003 and 2002

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

In April 1998, the American Institute of Certified Public Accountant= s issued Statement of Position 98-5 (A SOP 98-5"), Reporting on the Costs of Start-up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

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

Note 4 - Going Concern

The Company= s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management= s plan to seek additional capital through further equity financing= s and seeking necessary bank loans.

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $0 and $290 on June 30, 2003, and March 31, 2002, respectively. Mr. Miller has retired the advance of $4,378.

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

Evaluation of Acquisition Opportunities.

Mr. Miller has obtained from potential private company candidates, and intends to request in the future, that we be provided with written materials regarding the privately-held company, prior to considering a reverse merger/acquisition transaction with that company. We request or will request such items as:

▪ a description of products, service and company history;
▪  management resumes;
▪  audited financial information;
▪ available projections with related assumptions upon which they are based;
▪ an explanation of proprietary products and services;
▪ evidence of existing patents, trademarks or service marks or rights thereto;
▪ present and proposed forms of compensation to management;
▪ a description of transactions between the privately-held company and its affiliates during relevant prior periods;
▪ a description of present and required facilities;
▪ an analysis of risks and competitive conditions;
▪ a financial plan of operation and estimated capital requirements;
▪ audited financial statements; and
▪ other information deemed relevant.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the six months ended June 30, 2003 was $1,858 or approximately $1,648 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Black Gardenia has incurred over the last six months have been related to the accounting and filing expenses made in connection with the Form 10-KSB and 10-QSBs filed by Black Gardenia with the SEC.

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

Liquidity and Capital Resources Liquidity.

As of June 30, 2003 Black Gardenia had no cash, no assets and $4,858 in liabilities of which the entire $4,858 are funds owed to Mr. Miller its sole officer and director.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Black Gardenia's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the six months ended June 30, 2003, nor did Black Gardenia commence any lawsuits during the same period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed April 30, 2002)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
32.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK GARDENIA CORP.
Date: August 14, 2003	/S/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, President, Secretary and Director