Form 10QSB
period 2003-09-30
BLACK GARDENIA CORP
filed 2003-11-12
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2003
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

5,000,000 common shares issued and outstanding as of November 11, 2003
Transitional Small Business Disclosure Format (Check one): Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended Sept 30, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The interim unaudited financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2002, in the Form 10KSB as amended filed with the SEC on March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

September 30, 2003 AND 2002

BLACK GARDENIA CORP.

TABLE OF CONTENTS	PAGE #

Financial Statements
Balance Sheet	5
Statement of Operations	6
Statement of Stockholders= Equity	7
Statement of Cash Flows	8
Notes of Financial Statements	9-10

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Balance Sheet
Assets	Sept. 30, 2003	Sept. 30, 2002	December 31, 2002	December 31, 2001

Current Assets
Cash	$ -	$ -	$ -	$ -

Total Current Assets	0	0	0	0

Other Assets	0	0	0	0
TOTAL ASSETS	$ -	$ -	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Officers' Advances (Note #6)	$ 0	$ 2470	$ 2,470	$ 2
Accounts Payable	0	0	422	0

Total Current Liabilities	0	2470	2,892	2

Stockholders' Equity: Common stock, $.001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding at 03/31/03 03/31/02, 12/31/02 and 12/31/01 respectively

Additional paid in capital

Deficit accumulated during the development stage

	50 450 0	50 450 (2970)	50 450 (3,392)	50 450 (580)

Total Stockholders' Equity (Deficit)	(500)	(2970)	(2,892)	(80)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -	$ -	$ -

See accompanying notes

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Statement of Operation
	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001

Income
Revenue	$ -	$ -	$ -	$ -
Expenses
General and Administrative	1,858	2390	2,812	0

Total Expenses	1,858	2390	2,812	0
Net Loss	$ (1,858)	$ (2390)	$ (2,812)	$ 0

Net Loss per share Basic and diluted	$ (0.0004)	$ 0.0000	$ (0.0006)	$ 0.0000

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	| Deficit accumulated during development stage
	Shares	Amount

Balance December 31, 2001	5,000,000	$50	$450	$(580)
Net loss nine months ended September 30, 2002				(210)
Balance September 30, 2002	5,000,000	50	450	(790)

Balance December 31, 2002	5,000,000	50	450	(790)

Issue for Cash	0	0	0	0
Net loss nine months ended September 30, 2003				(4,068)
Balance September 30, 2003	5,000,000	50	450	(4,858)

Net loss year ended December 31, 2002				$0
Balance December 31, 2002	5,000,000	50	450	(790)

See accompanying notes

Black Gardenia Corp.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows

	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001

Cash Flows from Operating Activities
Net (Loss)	$ (1,858)	$ (2390)	$ (2,812)	$ 0
Adjustments to reconcile net loss to cash (used) in operating activities	0	0	0	0
Changes in assets and liabilities Accounts Payable Officers Advances Payable	0 0	2390 0	3,810 0	0 0

Net Cash (used) in operating results	0	0	0	0

Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0

Net increase (decrease) in cash	0	0	0	0
Cash at Beginning of Period	0	0	0	0

Cash at End of Period	$ -	$ -	$ -	$ -

See accompanying notes

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UN-AUDITED FINANCIAL STATEMENTS

Sept 30, 2003 and 2002

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $0 and $290 on Sept 30, 2003, and March 31, 2002, respectively. Mr. Miller has retired the advance of $4,378.

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

Marketing

Mr. Miller has contacted a couple of broker-dealer, venture capitalist and other members of the financial community who he had a pre-existing relationship and who were likely to have clients, associates and contacts interested in a blank check company such as Black Gardenia. To date, Mr. Miller has reviewed the business plans and met the principals of at least three potential reverse merger/acquisition candidates. He is currently in continued discussions with one of these groups. Despite these preliminary discussions, we cannot be certain that Mr. Miller's efforts will in fact result in Black Gardenia being presented with a suitable privately-held company seeking to consummate a reverse merger/acquisition transaction.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the nine months ended September 30, 2003 was $1,858 or approximately $1,648 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Black Gardenia has incurred over the last nine months have been related to the accounting and filing expenses made in connection with the Form 10-KSB and 10-QSBs filed by Black Gardenia with the SEC.

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

Liquidity and Capital Resources Liquidity.

As of September 30, 2003 Black Gardenia had no cash, no assets and $4,858 in liabilities of which the entire $4,858 are funds owed to Mr. Miller its sole officer and director.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the nine months ended September 30, 2003, nor did Black Gardenia commence any lawsuits during the same period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed June 26, 2002)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
31	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK GARDENIA CORP.
Date: November 11, 2003	By:_____________________________ Harry Miller, Chief Executive Officer, President, Secretary and Director