Form 10KSB
period 2003-12-31
BLACK GARDENIA CORP
filed 2004-04-14
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

: ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2003

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________to _______

Commission File Number: 000-49768

BLACK GARDENIA CORP.

(Name of small business issuer in its charter)

Nevada                                                                     43-195-4776

(State of other jurisdiction of incorporation or organization)                             (I.R.S. Employer I.D. No.)

P.O. Box 741, Bellevue, Washington, 98009         98009

(Address of principal executive offices)                                                         (Zip Code)

Issuer's telephone number (425) 453-0355

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

                    Title of each class

  Common Stock

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

5,000,000 common shares issued and outstanding as of March 31, 2004

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

  Governmental Regulation.

  Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will effect us and our board of directors. For instance, under SOA we are required to:

    form an audit committee in compliance with SOA;

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

    ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

    adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

    ensure our auditor is independent as defined by SOA.

  SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

  Investment Company Act of 1940. Although we are subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe Black Gardenia will not be subject to regulation under the Investment Company Act of 1940 insofar as we are not engaged in the business of investing or trading in securities. In the event that we engage in a business combination which results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such an event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of Black Gardenia under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. Black Gardenia presently believes it is exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

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

  Employees.

  We have no full time or part time employees. Harry Miller, our president, has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Mr. Miller, who devotes up to 5% of his work week to our business affairs, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Miller.

  Harry Miller is currently involved with one other "blank check" company. Mr. Miller may, in the future, become involved with other companies who have a business purpose similar to our business plan. As a result, additional potential conflicts of interest may arise in the future.

  Reports to Securities Holders.

  We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

  You may read and copy any materials we file with the SEC at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

  Item 2. Description of Property.

  We currently maintain a mailing address at P.O. Box 741, Bellevue, Washington 98009, which is the address of Mr. Miller. We do not pay for the use of this mailing address. Black Gardenia does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations.

  Item 3. Legal Proceedings.

  We were not a party to any legal or regulatory proceedings in the fiscal year ended 2003 nor are we aware of any such proceedings pending.

  Item 4. Submissions of Matters to a Vote of Security Holders.

  No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

  PART II

  Item 5. Market for Common Equity and Related Stockholder Matters.

  General.

  Our Common Stock is not listed on a public market. It is unlikely that our Common Stock will be accepted for trading on any exchange or quotation system until completion of a merger or acquisition. It is likely if any such trading market developed it would be on one the over the counter markets and be considered a "penny stock". There is no assurance that a trading market will ever develop or if such a market does develop, that it will continue.

  As of March 31, 2004, we have one stockholder of record holding 5,000,000 common shares.

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

  Recent Sales of Unregistered Securities.

  On March 2, 2000, we issued 5,000,000 shares of our Common Stock to Mr. Miller, for an aggregate total of $500. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities. All of these shares are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. These shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to Securities Act of 1933.

  Item 6. Management Discussion and Analysis.

  2003 Business Environment.

  Interest in becoming public, either through an initial public offering or through a merger with a reporting company, remained low in 2003. Many in the securities market anticipate that the markets confidence will return in 2004 depending on what happens on the global political arena. If markets remain unstable in 2004 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our investigation of interested parties.

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

  Evaluation of Acquisition Opportunities. Mr. Miller has obtained from potential private company candidates and intends to request in the future that we be provided with written materials regarding these privately-held companies, prior to considering a reverse merger/acquisition transaction with said companies. We request or will request such items as:

  a description of products, services and company history;

  management resumes;

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

  Mr. Miller will endeavor to personally meet with management and key personal of companies which are a serious candidates for concluding a reverse merger or acquisition. Black Gardenia will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of Black Gardenia's limited financial resources. Black Gardenia will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

  Mr. Miller intends to take into consideration the following factors when analyzing a company for its potential as a reverse merger/acquisition candidate:

  potential for growth, indicated by new technology, anticipated market expansion or new products;

  competitive position compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole;

  strength and diversity of management; either in place or scheduled for recruitment;

  capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

  the extent to which the business of the privately-held company can be advanced;

  The regulatory environment within the privately-held company's industry;

  the market performance of equity securities of similarly situated companies in the privately-held company's industry; and

  reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

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

  Black Gardenia does not intend to merge with or acquire a business or company in which Mr. Miller has, directly or indirectly, an ownership interest in.

  Treatment of Reverse Merger/Acquisition Transaction. The SEC considers a reverse merger/acquisition transaction to be a capital transaction in substance, rather than a business combination. That is, the transaction will be equivalent to the issuance of stock by the privately-held company for the net monetary assets of Black Gardenia, accompanied by a recapitalization. As a result, the post-reverse merger/acquisition comparative historical financial statements for Black Gardenia will be those of the privately-held company, with appropriate footnote disclosure concerning the changes in the capital structure of the privately-held company, effected at the reverse merger/acquisition transaction date.

  Cost Projections. It is anticipated that Black Gardenia will incur nominal expenses in the implementation of its business plan. Our main cost is related to compliance with our ongoing reporting issuer obligations with the SEC. Because Black Gardenia has no capital with which to pay these anticipated expenses, Mr. Miller has agreed to pay these charges with his personal funds. Any monies loaned to Black Gardenia by Mr. Miller will be unsecured and non- interest bearing. We expect that any loans made to us by Mr. Miller will be repaid from cash generated from our operations after we have merged or acquired a privately held company. Mr. Miller has agreed that the repayment of any loans made by him to Black Gardenia will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

  Competition. We will compete with other blank check companies that have a business objective similar to ours. Some of our competitors are the remains of failed or discontinued businesses. As failed or discontinued businesses, these blank check companies have ceased their day-to-day operations but have maintained their public corporate structure. Some of our competitors are blank check companies that publicly distributed shares under Rule 419 of the Securities Exchange Act of 1934. Some of our competitors file reports with the SEC; some do not. Some of our competitors have securities that trade in the over-the-counter securities markets; some do not. A number of our competitors are managed by established venture capitalist and financial concerns which have significantly greater financial and personnel resources and technical expertise than Black Gardenia or Mr. Miller. We believe Black Gardenia will remain an insignificant participant among the companies which engage in the acquisition of business opportunities. In view of Black Gardenia's combined extremely limited financial resources and limited management availability, Black Gardenia will continue to be at a significant competitive disadvantage compared to Black Gardenia's competitors.

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

  PART III

  Item 9. Directors and Executive Officers of the Registrant

  Identification of Directors and Executive Officers.

  The following table sets forth the names of all current directors and executive officers of Black Gardenia and any prior resignations or terminations. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name	Age	Position with the Company	Date Position First Held
Harry Miller	69	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Feb. 9, 2000

  The principal occupation and business experience during the last five years for our present director and executive officer is as follows:

  Harry Miller, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

  Mr. Miller brings years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is concurrently Mr. Miller, Chief Executive Officer, Secretary and Treasurer of Coronation Acquisition Corp., a second blank check company; Medina Coffee, Inc., a development stage specialty coffee cart company; and DentalServ.Com, a development stage company focused on providing management software to dental offices.

  Significant Employees.

  We have no employees who are not executive officers but are expected to make a significant contribution to our business.

  Involvement in Certain Legal Proceedings.

  During the past five years, Mr. Miller, our sole director and officer has not been:

      a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
      convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
      subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
      found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and consequently no judgment has been reversed, suspended or vacated.

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

  Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Code of Ethics.

  We do adopted a Code of Ethics which has been filed with this Form 10-KSB. Our Code of Ethics replaces our previous Conflict of Interest Guidelines and applies to our sole director and officer and has been signed by him. The public may obtain a copy of our Code of Ethics on written request without charge at Black Gardenia Corp. P.O. Box 741, Bellevue, Washington, 98009.

  Item 10. Executive Compensation.

  Summary of Compensation of Executive Officers.

  The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Stock Award(s)	LTIP Payouts
Harry Miller President, CEO and Director	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

  Stock Options/SAR Grants

  No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2003 to our named executive officers or any other parties.

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

  Compensation of Directors.

  No cash compensation was paid to our sole director for his services as a director during the fiscal year ended December 31, 2003. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except; for the granting, from time to time, of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company, other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

  Employment Contracts and Termination of Employment or Change of Control

  We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

  Item 11. Security Ownership of Certain Beneficial Owners and Management.

  Equity Compensation Plan

  We do not have any securities authorized for issuance under any equity compensation plans.

  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information as of March 31, 2004 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and

  [continued on next page]

  directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Common Stock	Harry Miller 401 Detwiller Lane Bellevue, WA 98004	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%
Common Stock	All officers and directors as a group (1 person).	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%

  Changes in Control.

  We do not anticipate any changes in control at this time.

  Item 12. Certain Relationships and Related Transactions

  As of December 31, 2003, Mr. Miller has loaned us a total of $ 4,858. This loan is unsecured, is due on demand and does not bear interest. There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

  PART IV

  Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

  Exhibit

  Number Exhibit Title

  3.1 Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)

  3.2 Articles of Amendment (incorporated by reference from our Form 10-KSB, filed April 30, 2002)

  3.3 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)

  14. Code of Ethics   (incorporated by reference from our Form 10-KSB filed March 31, 2003)

  23.1 Auditor's Consent

  31.a Section 302 Certificate of CEO

  31.b Section 302 Certificate of CFO

  32.a Section 906 Certificate of CEO and CFO

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

  FINANCIAL STATEMENTS

  BLACK GARDENIA CORP.
  (A DEVELOPMENT STAGE COMPANY)

  FINANCIAL STATEMENTS

  DECEMBER 31, 2003 AND 2002

  BLACK GARDENIA CORP.

TABLE OF CONTENTS	PAGE #
Independent Auditor's Report	F-1
Financial Statements
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Stockholders' Equity	F-4
Statement of Cash Flows	F-5
Notes of Financial Statements	F-6-7

  GEORGE STEWART, CPA
  2301 SOUTH JACKSON STREET, SUITE 101-G
  SEATTLE, WASHINGTON 98144
  (206) 328-8554 FAX(206) 328-0383

  INDEPENDENT AUDITORS REPORT

  To the Board of Directors

  Black Gardenia, Corp.

  Bellevue, Washington

  I have audited the accompanying balance sheets of Black Gardenia, Corp. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and 2002 and February 9, 2000 (inception), to December31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Gardenia, Corp., (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and February 9, 2000 (inception), to December 31, 2003 in conformity with generally accepted accounting principles.

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

  /s/ George Stewart

  April 11, 2004

Black Gardenia Corp.
(A Development Stage Company)

Balance Sheet

Assets	December	December
	31, 2003	31, 2002
Current Assets
Cash	$ -	$ -

Total Current Assets	0	0

Other Assets	0	0

TOTAL ASSETS	$ -	$ -

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$ 4,328	2,470
Accounts Payable	422	422

Total Current Liabilities	4,750	2,892

Stockholder's Equity
Common stock, $.00001 par value, authorized
100,000,000 shares; 5,000,000 shares issued
and outstanding at December 31, 2003 and
December 31, 2002 respectively	50	50
Additional paid in capital	450	450
Deficit accumulated during the development
stage	(5,250)	(3,392)

Total Stockholder's Equity (Deficit)	(4,750)	(2,892)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ -	$ -

See notes to financial statements

Black Gardenia Corp.
(A Development Stage Company)

Statement of Operations
			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2003	2002	2003

Income
Revenue	$ -	$ -	$ -

Expenses
General and Administrative	1.858	2,812	5,250

Total Expenses	1,858	2,812	5,250

Net Loss	$ (1,858)	$ 2,812-	$ (5,250)

Net Loss per share
Basic and diluted	($0.0004)	$ (0.0006)	$ (0.0011)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000

See notes to financial statements F- 3

Black Gardenia Corp.
(A Development Stage Company)

Statement of Stockholder's Equity

				Deficit
				accumulated
	Common Stock		Additional	during
			Paid-in	development
	Shares	Amount	capital	stage

March 2, 2000
issued for cash	5,000,00	$ 50	$ 450	$ -

Net loss year ended
December 31, 2000				(580)

Balance December 31, 2000	5,000,00	50	450	$ (580)

Net loss year ended
December 31, 2001				0

Balance December 31, 2001	5,000,000	$ 50	$ 450	$ (580)

Net loss year ended
December 31, 2002				(2,812)

Balance December 31, 2002	5,000,000	$ 50	$ 450	$ (3,392)

Net loss year ended
December 31, 2003				(1,858)

Balance December 31, 2003	5000000	$ 50	$ 450	$ (5,250)

See notes to financial statements

Black Gardenia Corp.
(A Development Stage Company)

Statement of Cash Flows

			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2003	2002	2003

Cash Flows from Operating Activities

Net (Loss)	$ (1,858)	$ (2,812)	$ (5,250)

Adjustments to reconcile net loss to cash
(used) in operating activities

Changes in assets and liabilities
Accounts Payable	0	0	0
Officers Notes Payable	1,858	2,390	4,328
Officers Advances Payable	0	422	422

Net Cash (used) in operating results	0	0	(500)

Cash flows from Financing Activities
Proceeds from issuance of common stock	0	0	500

Net increase (decrease) in cash	0	0	0

Cash at Beginning of Period	0	0	0

Cash at End of Period	$ -	$ -	$ -

See notes to financial statements

  BLACK GARDENIA CORP.
  (A DEVELOPMENT STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
  December 31, 2003 and 2002

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

  Note 6 - Officers Advances

  While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 4,328 and $ 2,470 on December 31, 2003 and December 31, 2002 respectively.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BLACK GARDENIA CORP.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President

  Date: April 14, 2004

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President and CEO/Director
  Date: April 14, 2004

  /s/ Harry Miller
  By: _____________________________
  Harry Miller, Chief Financial Officer
  Date: April 14, 2004