Form 10QSB
period 2004-03-31
BLACK GARDENIA CORP
filed 2004-05-14
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2004

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

5,000,000 common shares issued and outstanding as of March 31, 2004
Transitional Small Business Disclosure Format (Check one): Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2004, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2003, in the Form 10KSB as amended and filed with the SEC on April 14, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

BLACK GARDENIA CORP.

TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	F-1
Statement of Operations	F-2
Statement of Stockholders' Equity	F-3
Statement of Cash Flows	F-4
Notes of Financial Statements	F-5-6

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Balance Sheet
	March 31, 2004	March 31, 2003	December 31, 2003	December 31, 2002
Assets

Current Assets
Cash	$-	$-	$-	$-

Total Current Assets	0	0	0	0

Other Assets	0	0	0	0

TOTAL ASSETS	$-	$-	$-	$-

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$4,328	$4,328	$4,328	$2,470
Accounts Payable	2,000	422	422	422

Total current Liabilities	6,328	4,750	4,750	2,892

Stockholder's Equity: Common stock, $.00001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding at 03/31/04, 03/31/03, 12/31/03, 13/31/02 respectively	50	50	50	50
Additional paid in capital	450	450	450	450
Deficit accumulated during the development stage	(6,828)	(5,520)	(5,520)	(3,392)

Total Stockholder's Equity (Deficit)	(6,328)	(4,750)	(4,750)	(2,892)

TOTAL LIABILITYES AND STOCHOLDER'S EQUITY (DEFICIT)	$-	$-	$-	$-

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Statement of Operation
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Feb. 9, 2000 (inception) to Mar. 31, 2004
Income
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
General and Administrative	1,578	1,858	1,858	2,812	6,828
Total Expenses	1,578	1,858	1,858	2,812	6,828
Net Loss	$ (1,578)	$ (1,858)	$ (1,858)	$ (2,812)	$ (6,828)

Net Loss per share Basic and diluted	(0.0003)	(0.0004)	(0.0004)	(0.0006)	(0.0014)
Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage
	Shares	Amount

Balance December 31, 2002	5,000,000	$50	$450	$(3,392)
Net loss three months ended March 31, 2003				(1,858)
Balance March 31, 2003	5,000,000	50	450	(5,250)

Balance December 31, 2003	5,000,000	$50	450	(5,250
Net loss three months ended March 31, 2004				(1,578)
Balance March 31, 2004	5,000,000	50	450	(6,828)

March 2, 2000 issued for cash	5,000,000	$50	450	-
Net loss, February 9, 2000 (inception) to December 31, 2000				(580)
Balance December 31, 2000	5,000,000	50	450	(580)

Net loss year ended December 31, 2001				0
Balance December 31, 2001	5,000,000	$50	450	580

Net loss year ended December 31, 2002				(2,812)
Balance December 31, 2002	5,000,000	$50	450	(3,392)

Net loss year ended December 31, 2003				(1,858)
Balance December 31, 2003	5,000,000	$50	450	(5,250)
See accompanying notes F-3

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Feb. 9, 2000 (inception) to Mar. 31, 2004
Cash Flows from Operating Activities
Net (Loss)	$ (1,578)	$ (1,858)	$ (1,858)	$ (2,812)	$ (6,828)
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Officers Advances Payable Accounts Payable	1,578 0	0 1,858	0 1,858	422 2,390	2,000 4,328
Net Cash (used) in operating results	0	0	0	0	(500)
Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0	(500)

Net increase (decrease) in cash	0	0	0	0	0
Cash at Beginning of Period	0	0	0	0	0
Cash at End of Period	$ -	$ -	$ -	$ -	$ -

BLACK GARDENIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UN-AUDITED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $4,328 and $4,328 on March 31, 2004, and March 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Description of Business" and "Plan of Operation" of Black Gardenia are incorporated by reference from the Black Gardenia's Registration Statement on Form 10-KSB, as amended, filed with the SEC on April 14, 2004.

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

  Loss Per Period/General and Administrative Expenses

  Black Gardenia's net loss for the three months ended March 31, 2004 was $0 or approximately $1,858 less than recorded for the three-month period ending March 31, 2003.

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

  Liquidity and Capital Resources Liquidity.

  As of March 31, 2004 Black Gardenia had no cash, no assets and $4,378 in liabilities of which the entire amount are funds owed to Mr. Miller, its sole officer and director.

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

  In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2004 for us.

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

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the three months ended March 30, 2003, nor did Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed April 30, 2002)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

  b. Reports on 8-K

  Not applicable.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK GARDENIA CORP.

  /s/ Harry Miller

Date: May 14, 2004	By:______________________________________ Harry Miller, Chief Executive Officer, Chief Financial Officer, President, Secretary and Director