Form 10QSB
period 2004-09-30
BLACK GARDENIA CORP
filed 2004-11-05
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: September 30, 2004

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

5,000,000 common shares issued and outstanding as of November 5, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2004, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2003, in the Form 10KSB as amended and filed with the SEC on April 14, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

BLACK GARDENIA CORP.

TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	F-1
Statement of Operations	F-2
Statement of Stockholders' Equity	F-3
Statement of Cash Flows	F-4
Notes of Financial Statements	F-5-6

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Balance Sheet
	September 30, 2004	September 30, 2003	December 31, 2003	December 31, 2002
Assets

Current Assets
Cash	$-	$-	$-	$-

Total Current Assets	0	0	0	0

Other Assets	0	0	0	0

TOTAL ASSETS	$-	$-	$-	$-

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$6,328	$4,328	$4,328	$2,470
Accounts Payable	850	422	422	422

Total current Liabilities	7,178	4,750	4,750	2,892

Stockholder's Equity: Common stock, $.00001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding at 09/30/04, 09/30/03, 12/31/03, 13/31/02 respectively	50	50	50	50
Additional paid in capital	450	450	450	450
Deficit accumulated during the development stage	(7,678)	(5,520)	(5,520)	(3,392)

Total Stockholder's Equity (Deficit)	(7,178)	(4,750)	(4,750)	(2,892)

TOTAL LIABILITYES AND STOCHOLDER'S EQUITY (DEFICIT)	$-	$-	$-	$-

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Statement of Operation
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Feb. 9, 2000 (inception) to September 30, 2004
Income
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
General and Administrative	2,428	1,858	1,858	2,812	7,678
Total Expenses	2,428	1,858	1,858	2,812	7,678
Net Loss	$ (2,428)	$ (1,858)	$ (1,858)	$ (2,812)	$ (7,678)

Net Loss per share Basic and diluted	($0.0005)	($0.0004)	($0.0004)	($0.0006)	($0.0015)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage
	Shares	Amount
Balance December 31, 2002	5,000,000	$50	$450	$(3,392)
Net loss nine months ended September 30, 2003				(1,858)
Balance September 30, 2003	5,000,000	50	450	(5,250)

Balance December 31, 2003	5,000,000	$50	450	(5,250
Net loss nine months ended September 30, 2004				(2,428)
Balance September 30, 2004	5,000,000	50	450	(7,678)

March 2, 2000 issued for cash	5,000,000	$50	450	-
Net loss, February 9, 2000 (inception) to December 31, 2000				(580)
Balance December 31, 2000	5,000,000	50	450	(580)

Net loss year ended December 31, 2001				0
Balance December 31, 2001	5,000,000	$50	450	580

Net loss year ended December 31, 2002				(2,812)
Balance December 31, 2002	5,000,000	$50	450	(3,392)

Net loss year ended December 31, 2003				(1,858)
Balance December 31, 2003	5,000,000	$50	450	(5,250)
See accompanying notes F-3

BLACK GARDENIA CORP.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Feb. 9, 2000 (inception) to September 30, 2004
Cash Flows from Operating Activities
Net (Loss)	$ (2,428)	$ (1,858)	$ (1,858)	$ (2,812)	$ (7,678)
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Accounts Payable Officers Advances Payable	428 2,000	0 1,858	0 1,858	422 2,390	850 6,328
Net Cash (used) in operating results	0	0	0	0	(500)
Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0	500

Net increase (decrease) in cash	0	0	0	0	0
Cash at Beginning of Period	0	0	0	0	0
Cash at End of Period	$ -	$ -	$ -	$ -	$ -

BLACK GARDENIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $6,328 and $4,328 on September 30, 2004, and September 30, 2003, respectively.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the nine months ended September 30, 2004 was $(2,428) or approximately $570 less than recorded for the nine month period ending September 30, 2003.

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

Liquidity and Capital Resources Liquidity.

As of September 30, 2004 Black Gardenia had no cash, no assets and $7,178 in liabilities of which $6,328 is owed to Mr. Miller the sole officer and director and $850 is owed for Accounts Payable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the nine months ended September 30, 2004, nor did Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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
BLACK GARDENIA CORP.
Date: November 5, 2004	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, Chief Financial Officer, President, Secretary and Director