Form 10KSB
period 2004-12-31
BLACK GARDENIA CORP
filed 2005-04-15
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal period ended December 31, 2004

9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from________to _______

Commission File Number: 000-49768

BLACK GARDENIA CORP.
(Name of small business issuer in its charter)

Nevada	43-195-4776
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 741, Bellevue, Washington, 98009	98009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (425) 453-0355

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

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

5,000,000 common shares issued and outstanding as of March 31, 2005

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

Item 3. Legal Proceedings.

We were not a party to any legal or regulatory proceedings in the fiscal year ended 2004 nor are we aware of any such proceedings pending.

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

As of March 31, 2005, we have one stockholder of record holding 5,000,000 common shares.

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

Item 6. Management Discussion and Analysis.

2004 Business Environment.

Interest in becoming public, either through an initial public offering or through a merger with a reporting company, remained low in 2004. Many in the securities market anticipate that the markets confidence will return in 2005 depending on what happens on the global political arena. If markets remain unstable in 2005 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our investigation of interested parties.

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

Name	Age	Position with the Company	Date Position First Held
Harry Miller	71	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Feb. 9, 2000

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

Code of Ethics.

We have adopted a Code of Ethics which has been previously filed with the Form 10-KSB filed on March 31, 2003 and is incorporated by reference in this Form 10-KSB. Our Code of Ethics replaced our previous Conflict of Interest Guidelines and applies to our sole director and officer and has been signed by him. The public may obtain a copy of our Code of Ethics on written request without charge at Black Gardenia Corp. P.O. Box 741, Bellevue, Washington, 98009.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Stock Award(s)	LTIP Payouts
Harry Miller President, CEO and Director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2004 to our named executive officers or any other parties.

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

Compensation of Directors.

No cash compensation was paid to our sole director for his services as a director during the fiscal year ended December 31, 2004. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except; for the granting, from time to time, of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company, other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 31, 2005 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

Item 12. Certain Relationships and Related Transactions

As of December 31, 2004, Mr. Miller has loaned us a total of $ 9,528. This loan is unsecured, is due on demand and does not bear interest. There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits
Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-KSB, filed April 30, 2002)
3.3	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
14	Code of Ethics (incorporated by reference from our Form 10-KSB, filed on March 31, 2003)
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO
32.b	Section 302 Certificate of CFO

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

FINANCIAL STATEMENTS

BLACK GARDENIA CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

TABLE OF CONTENTS	PAGE #

Independent Auditor's Report	F1

Financial Statements
Balance Sheet	F2
Statement of Operations	F3
Statement of Stockholders' Equity	F4
Statement of Cash Flows	F5
Notes of Financial Statements	F6-7

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Black Gardenia, Corp.

I have audited the accompanying balance sheets of Black Gardenia, Corp.(A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and February 9, 2000 (inception), to December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards in the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Gardenia, Corp., (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and February 9, 2000 (inception), to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Bellevue, Washington
April 13, 2005

F1

Black Gardenia, Corp. (A Development Stage Company) Balance Sheet

Assets	December	December
	31, 2004	31, 2003
Current Assets
Cash	$ -	$ -

Total Current Assets	0	0

Other Assets	0	0

TOTAL ASSETS	$ -	$ -

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$ 9,528	$ 4,328
Accounts Payable	0	422

Total Current Liabilities	9,528	4,750

Stockholder's Equity
Common stock, $.00001 par value, authorized
100,000,000 shares; 5,000,000 shares issued
and outstanding at December 31, 2004 and
December 31, 2003 respectively	50	50
Additional paid in capital	450	450
Deficit accumulated during the development
stage	-10,028	-5,250

Total Stockholder's Equity (Deficit)	-9,528	-4,750

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ -	$ -

See notes to financial statements

F2

Black Gardenia, Corp. (A Development Stage Company) Statement of Operations
			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2004	2003	2004

Income
Revenue	$ -	$ -	$ -

Expenses
General and Adminstrative	4,778	1,858	10,028

Total Expenses	4,778	1,858	10,028

Net Loss	$ (4,778)	$ (1,858)	$ (10,028)

Net Loss per share
Basic and diluted	($0.0010)	$ (0.0004)	$ (0.0020)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000

See notes to financial statements

F3

Black Gardenia, Corp. (A Development Stage Company)
Statement of Stockholder's Equity

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-in	development
	Shares	Amount	capital	stage

March 2, 2000
issued for cash	5,000,000	$ 50	$ 450	$ -

Net loss year ended
December 31, 2000				-580

Balance December 31, 2000	5,000,000	50	450	$ (580)

Net loss year ended
December 31, 2001				0

Balance December 31, 2001	5,000,000	$ 50	$ 450	$ (580)

Net loss year ended
December 31, 2002				-2,812

Balance December 31, 2002	5000000	$ 50	$ 450	$ (3,392)

Net loss year ended
December 31, 2003				-1,858

Balance December 31, 2003	5000000	$ 50	$ 450	$ (5,250)

Net loss year ended
December 31, 2004				-4,778

Balance December 31, 2004	5000000	$ 50	$ 450	$ (10,028)

See notes to financial statements

F4

Black Gardenia, Corp.
(A Development Stage Company)
Statement of Cash Flows

			February 9, 2000
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2004	2003	2004

Cash Flows from Operating Activities

Net (Loss)	$ (4,778)	$ (1,858)	$ (10,028)

Adjustements to reconcile net loss to cash
(used) in operating activities

Changes in assets and liabilities
Accounts Payable	-422	0	0
Officers Notes Payable	0	0	0
Officers Advances Payable	5,200	1,858	9,528

Net Cash (used) in operating results	0	0	-500

Cash flows from Financing Activities
Proceeds from issuance of common stock	0	0	500

Net increase (decrease) in cash	0	0	0

Cash at Beginning of Period	0	0	0

Cash at End of Period	$ -	$ -	$ -

See notes to financial statements

F5

BLACK GARDENIA, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

F6

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 9,528 and $ 4,328 on December 31, 2004 and December 31, 2003 respectively.

F7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK GARDENIA CORP.

/s/ Harry Miller

By: _____________________________
Harry Miller, President
Date: April 15, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry Miller

By: _____________________________
Harry Miller, President and CEO/Director
Date: April 15, 2005

/s/ Harry Miller

By: _____________________________
Harry Miller, Chief Financial Officer
Date: April 15, 2005