Form 10QSB
period 2005-06-30
BLACK GARDENIA CORP
filed 2005-08-11
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2005

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

5,000,000 common shares issued and outstanding as of August 11, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2004, in the Form 10KSB as amended and filed with the SEC on April 15, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

BLACK GARDENIA CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004
TABLE OF CONTENTS	PAGE #
Report of Independent Registered Accounting Firm	F1
Financial Statements
Balance Sheet	F2
Statement of Operations	F3
Statement of Stockholders' Equity	F4
Statement of Cash Flows	F5
Notes of Financial Statements	F6 - F7

GEORGE STEWART, CPA

2301 SOUTH JACKSON STREET, SUITE 101-G

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Gardenia, Corp.

I have reviewed the accompanying balance sheets of Black Gardenia, Corp. as of June 30, 2005, and June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the six-month period ended June 30, 2005 and June 30, 2004. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

/s/ George Stewart

Seattle, Washington
August 10, 2005

F1

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Balance Sheet

	June 30, 2005	June 30, 2004	December 31, 2004	December 31, 2003
Assets
Current Assets
Cash	$-	$-	$-	$-

Total Current Assets	0	0	0	0

Other Assets	0	0	0	0

TOTAL ASSETS	$-	$-	$-	$-

Liabilities and Stockholders' Equity
Current Liabilities
Officers Advances (Note #6)	$12,378	$6,328	$9,528	$4,328
Accounts Payable	0	2,000	0	422

Total current Liabilities	12,378	6,328	9,528	4,750
Stockholder's Equity: Common stock, $.00001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding at 06/30/05, 06/30/04, 12/31/04, 12/31/03 respectively	50	50	50	50
Additional paid in capital	450	450	450	450
Deficit accumulated during the development stage	(12,878)	(6,828)	(10,028)	(5,250)
Total Stockholder's Equity (Deficit)	(12,378)	(6,328)	(9,528)	(4,750)
TOTAL LIABILITYES AND STOCHOLDER'S EQUITY (DEFICIT)	$-	$-	$-	$-
See accompanying notes F-2 -4-

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Statement of Operation
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Feb. 9, 2000 (inception) to June 31, 2005
Income
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
General and Administrative	2,850	1,578	4,778	1,858	12,878
Total Expenses	2,850	1,578	4,778	1,858	12,878
Net Loss	$ (2,850)	$ (1,578)	$ (4,778)	$ (1,858)	$ (12,878)

Net Loss per share Basic and diluted	(0.0006)	(0.0003)	(0.0010)	(0.0004)	(0.0026)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage
	Shares	Amount
Balance December 31, 2003	5,000,000	$50	$450	$(5,250)
Net loss six months ended June 30, 2004				(1,578)
Balance June 30, 2004	5,000,000	50	450	(6,828)

Balance December 31, 2004	5,000,000	$50	450	(10,028)
Net loss six months ended June 30, 2005				(2,850)
Balance June 30, 2005	5,000,000	50	450	(12,878)

March 2, 2000 issued for cash	5,000,000	$50	450	-
Net loss, February 9, 2000 (inception) to December 31, 2000				(580)
Balance December 31, 2000	5,000,000	50	450	(580)

Net loss year ended December 31, 2001				0
Balance December 31, 2001	5,000,000	$50	450	(580)

Net loss year ended December 31, 2002				(2,812)
Balance December 31, 2002	5,000,000	$50	450	(3,392)

Net loss year ended December 31, 2003				(1,858)
Balance December 31, 2003	5,000,000	$50	450	(5,250)

Net Loss year ended December 31, 2004				(4,778)
Balance December 31, 2004	5,000,000	$50	450	(10,028)

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Statement of Cash Flows

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Feb. 9, 2000 (inception) to June 30, 2005
Cash Flows from Operating Activities
Net (Loss)	$ (2,850)	$ (1,578)	$ (4,778)	$ (2,812)	$ (12,878)
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Officers Advances Payable Accounts Payable	2,850 0	1,578 0	4,778 0	1,858 0	10,378 2,000
Net Cash (used) in operating results	0	0	0	0	(500)
Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0	500

Net increase (decrease) in cash	0	0	0	0	0
Cash at Beginning of Period	0	0	0	0	0
Cash at End of Period	$ -	$ -	$ -	$ -	$ -

See accompanying notes

BLACK GARDENIA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005 and 2004

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 12,378 and $ 6,328 on June 30, 2005 and June 30, 2004 respectively.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the six months ended June 30, 2005 was $(2,850) compared to ($1,578) for the six month period ending June 30, 2004.

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

Liquidity and Capital Resources Liquidity.

As of June 30, 2005 Black Gardenia had no cash, no assets and $12,378 in liabilities of which $12,378 is owed to Mr. Miller the sole officer and director and $0 is owed for Accounts Payable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the six months ended June 30, 2005, nor did Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits
Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed April 30, 2002)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK GARDENIA CORP.
Date: August 11, 2005	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, Chief Financial Officer, President, Secretary and Director