Form 10QSB
period 2005-09-30
BLACK GARDENIA CORP
filed 2005-11-04
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine months period ended: September 30, 2005

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

5,000,000 common shares issued and outstanding as of November 4, 2005

 Transitional Small Business Disclosure Format (Check one): Yes [ ] No

BLACK GARDENIA CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

SEPTEMBER 30, 2005 AND 2004
TABLE OF CONTENTS			PAGE #
	Report of Independent Registered Accounting Firm		F1
Financial Statements
		Balance Sheet	F2
		Statement of Operations	F3
		Statement of Stockholders' Equity	F4
		Statement of Cash Flows	F5
	Notes of Financial Statements		F6 - F7

GEORGE STEWART, CPA

2301 SOUTH JACKSON STREET, SUITE 101-G

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Gardenia, Corp.

I have reviewed the accompanying balance sheets of Black Gardenia, Corp. as of September 30, 2005, and September 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the nine-month period ended September 30, 2005 and September 30, 2004. These financial statements are the responsibility of the company's management.

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

 /s/ George Stewart

Seattle, Washington

October 27, 2005

F1

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Balance Sheet
Assets	September	September	December	December
	30, 2005	30, 2004	31, 2004	31, 2003
Current Assets
Cash	$ -	$ -	$ -	$ -

Total Current Assets	0	0	0	0

Other Assets	0	0	0	0

TOTAL ASSETS	$ -	$ -	$ -	$ -

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$ 3,478	$ 6,328	$ 9,528	$ 4,328
Accounts Payable	0	850	0	422

Total Current Liabilities	13,478	7,178	9,528	4,750

Stockholder's Equity: Common stock, $.00001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding at 9/30/05, 9/30/04,
12/31/04 and 12/31/03 respectively	50	50	50	50
Additional paid in capital	450	450	450	450
Deficit accumulated during the development
stage	(13,978)	(7,678)	(10,028)	(5250)

Total Stockholder's Equity (Deficit)	(13,478)	(7,178)	(9,528)	(4,750)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ -	$ -	$ -	$ -

See accompanying notes F-2 -4-

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Statement of Operation

	Nine Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2004	Year Ended Dec 31, 2004	Year Ended Dec 31, 2003	Feb. 9, 2000 (inception) to Sep 30, 2005

Income
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and Administrative	3,950	2,428	4,778	1,858	13,978

Total Expenses	3,950	2,428	4,778	1,858	13,978

Net Loss	$ (3,950)	$ (2,428)	$ (4,778)	$ (1,858)	$ (13,978)

Net Loss per share
Basic and diluted	($0.0008)	($0.0005)	(0.0010)	(0.0004)	(0.0028)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

 See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Statement of Stockholders' Equity
				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-in	development
	Shares	Amount	capital	stage

Balance December 31, 2003	5,000,000	$ 50	$ 450	$ (5,250)

Net loss nine months ended
September 30, 2004				(2,428)

Balance September 30, 2004	5,000,000	$ 50	$ 450	$ (7,678)

Balance December 31, 2004	5,000,000	$ 50	$ 450	$ (10,028)

Net loss nine months ended
September 30, 2005				(3,950)

Balance September 30, 2005	5,000,000	$ 50	$ 450	$ (13,978)

March 2, 2000 issued for cash	5,000,000	$ 50	$ 450	$ -

Net loss, February 9, 2000
(inception) to December 31, 2000				(580)

Balance December 31, 2000	5,000,000	50	450	(580)

Net loss year ended
December 31, 2001				0

Balance December 31, 2001	5,000,000	$ 50	$ 450	$ (580)

Net loss year ended
December 31, 2002				(2,812)

Balance December 31, 2002	5,000,000	$ 50	$ 450	$ (3,392)

Net loss year ended
December 31, 2003				(1,858)

Balance December 31, 2003	5,000,000	$ 50	$ 450	$ (5,250)

Net loss year ended
December 31, 2004				(4,778)

Balance December 31, 2004	5,000,000	$ 50	$ 450	$ (10,028)

See accompanying notes

BLACK GARDENIA CORP.
(A Development Stage Company)
(Unaudited) Statement of Cash Flows
	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Feb. 9, 2000 (inception) to September 30, 2005
Cash Flows from Operating Activities
Net (Loss)	$ (3,950)	$ (2,428)	$ (4,778)	$ (2,812)	$ (13,978)
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Officers Advances Payable Accounts Payable	3,950 0	2,428 0	4,778 0	1,858 0	11,478 2,000
Net Cash (used) in operating results	0	0	0	0	(500)
Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	0	500

Net increase (decrease) in cash	0	0	0	0	0
Cash at Beginning of Period	0	0	0	0	0
Cash at End of Period	$ -	$ -	$ -	$ -	$ -

See accompanying notes

BLACK GARDENIA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005 and 2004

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

Note 4 - Going Concern

The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through further equity financings and seeking necessary bank loans.

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 13,478 and $ 6,328 on September 30, 2005 and September 30, 2004 respectively.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the nine months ended September 30, 2005 was $(3,950) compared to ($2,428) for the nine months period ending September 30, 2004.

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

Liquidity and Capital Resources Liquidity.

As of September 30, 2005 Black Gardenia had no cash, no assets and $13,478 in liabilities of which $13,478 is owed to Mr. Miller the sole officer and director and $0 is owed for Accounts Payable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced against Black Gardenia during the nine months ended September 30, 2005, nor did Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits
Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB, filed April 30, 2002)
3.2	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed April 30, 2002)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLACK GARDENIA CORP.
Date: November 4, 2005	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, Chief Financial Officer, President, Secretary and Director