Form 10KSB
period 2005-12-31
BLACK GARDENIA CORP
filed 2006-02-28
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-49768

BLACK GARDENIA CORP.
(Name of small business issuer in its charter)

Nevada	43-195-4776
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 011-852-9836-2643

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock	N/A
Title of each class	Name of each exchange on which registered

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

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

Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No

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

Yes No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,000,000 common shares issued and outstanding as of December 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes No

i

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

Governmental Regulation.

Securities Exchange Act of 1934, as amended, (the "1934 Act"). Sections 13 and 15(d) of the 1934 Act requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

New SEC Shell Company Rules. On June 29, 2005, the Securities and
Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July
21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.
Shell companies, as a result of these rule changes:

  are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans)
 until 60 days after it ceases to be a shell company;;

  must include current Form 10 or Form 10-SB information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

  must file financial statements within four days about the transaction; and

  where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

Prior to the new rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-KSB. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company. These rule changes will add additional cost onto completing a merger or acquisition transaction and may make us less attractive as a means of going public.

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

Employees.

We have no full time or part time employees. Amy Ng, our
president, has agreed to allocate a portion of her time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Ms. Ng, who devotes up to 5% of her work week to our business affairs, consequently, conflicts of interest may arise with respect to the limited time commitment by Ms. Ng.

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

You may read and copy any materials we file with the SEC at their Public
Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102.
You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

We currently maintain a mailing address at Level 30, Bank of
China Tower, 1 Garden Road, Central, Hong Kong, which is the address of Ms. Ng.
We do not pay for the use of this mailing address. Black Gardenia does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations.

Item 3. Legal Proceedings.

We were not a party to any legal or regulatory proceedings in the fiscal year ended 2005 nor are we aware of any such proceedings pending.

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

As of December 31, 2005, we had one stockholder of record
holding 5,000,000 common shares.

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

On February 24, 2006, Mr. Miller sold 4,960,000 shares of his holdings of our
Common Stock to Tokay Sequoia Management Company Ltd. ("Tokay"), a company in which Ms. Amy Ng is President and sole signing officer. Mr. Miller relied on the exemption provided by Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. Tokay is a non-US entity resident outside of the United States; the transaction took place outside the United
States; and no directed selling efforts were made in the United States. All securities transferred to Tokay were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the
Act.

Item 6. Management Discussion and Analysis.

2005 Business Environment.

Interest in becoming public, either through an initial public offering or through a merger with a reporting company increased in 2005.
Although our previous President, Mr. Miller, reviewed a number of proposals he did not find one which he believed to be suitable for Black Gardenia. Management believes the securities market in 2006 will be stronger than they have been that past five years. If, however, the markets remain unstable in 2006 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our investigation of interested parties.

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

Ms. Ng has limited experience in managing companies similar
to Black Gardenia and we shall now be relying upon her efforts in accomplishing the business purposes of Black Gardenia. It is not anticipated that any outside consultants or advisors will be utilized by Black Gardenia to effectuate its business purposes described herein. However, if Black Gardenia does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Black Gardenia has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

Marketing. Mr. Miller, our previous President, had
contacted a couple of broker-dealer, venture capitalist and other members of the financial community who he had a pre-existing relationship and who were likely to have clients, associates and contacts interested in a blank check company such as Black Gardenia. To date, Mr. Miller has reviewed the business plans and met the principals of at least six potential reverse merger/acquisition candidates. Mr. Miller did not, however, find a suitable privately held company seeking to consummate a reverse merger/acquisition transaction. Ms. Amy Ng, our new President, plans on tapping into her extensive network of business contacts in Asia and North America in seeking a suitable business entity to consummate a reverse merger/acquisition transaction for Black Gardenia. Ms. Ng has not identified a specific potential merger or acquisition candidate at this time.

Evaluation of Acquisition Opportunities. Ms. Ng will
obtain from potential private company candidates written materials regarding these privately held companies prior to considering a reverse merger/acquisition transaction with said companies. Ms. Ng plans on requesting or will request such items as:

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

Ms. Ng will endeavor to personally meet with management and
key personal of companies which are a serious candidates for concluding a reverse merger or acquisition. Black Gardenia will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of Black Gardenia's limited financial resources. Black Gardenia will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

Ms. Ng intends to take into consideration the following
factors when analyzing a company for its potential as a reverse merger/acquisition candidate:

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

The time, effort and expense required to evaluate a
privately-held company for a reverse merger/acquisition transaction with Black
Gardenia and to effectuate such a transaction cannot be predicted with any degree of accuracy. Black Gardenia does not have any full-time employees and Ms.
Ng, the sole unpaid employee of Black Gardenia, is not required to devote any specific amount of time to the business of Black Gardenia.

Black Gardenia does not intend to merge with or acquire a
business or company in which Ms. Ng has, directly or indirectly, an ownership interest in.

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
Our main cost is related to compliance with our ongoing reporting issuer obligations with the SEC. Because Black Gardenia has no capital with which to pay these anticipated expenses, Tokay has verbally agreed to pay these charges with its personal funds. Any monies loaned to Black Gardenia by Tokay will be unsecured and non- interest bearing. We expect that any loans made to us by
Tokay will be repaid from cash generated from our operations after we have merged or acquired a privately held company. Tokay has agreed that the repayment of any loans made by it to Black Gardenia will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Competition. We will compete with other blank check
companies that have a business objective similar to ours. Some of our competitors are the remains of failed or discontinued businesses. As failed or discontinued businesses, these blank check companies have ceased their day-to-day operations but have maintained their public corporate structure. Some of our competitors are blank check companies that publicly distributed shares under Rule 419 of the Securities Exchange Act of 1934. Some of our
competitors file reports with the SEC; some do not. Some of our competitors have securities that trade in the over-the-counter securities markets; some do not. A number of our competitors are managed by established venture capitalist and financial concerns which have significantly greater financial and personnel resources and technical expertise than Black Gardenia or Ms. Ng. We believe
Black Gardenia will remain an insignificant participant among the companies which engage in the acquisition of business opportunities. In view of Black
Gardenia's combined extremely limited financial resources and limited management availability, Black Gardenia will continue to be at a significant competitive disadvantage compared to Black Gardenia's competitors.

Item 7. Financial Statements.

The financial statements and schedules that constitute Item 7 of Form 10-KSB immediately follow below.

BLACK GARDENIA CORP.

   TABLE OF CONTENTS

PAGE #

   Report of Independent Registered Public Accounting Firm

F1

Financial Statements

   Balance Sheet

F2

   Statement of Operations

F3

   Statement of Stockholders' Equity

F4

   Statement of Cash Flows

F5

   Notes to Financial Statements

F6 - 7

GEORGE STEWART, CPA

2301 SOUTH JACKSON STREET, SUITE 101-G

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Gardenia, Corp.

I have audited the accompanying balance sheets of Black Gardenia, Corp. (A
Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005 and 2004 and February 9,
2000 (inception), to December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Gardenia, Corp., (A
Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and
February 9, 2000 (inception), to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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

Bellevue, Washington

February 16, 2006

F1

Black Gardenia, Corp.

(A Development Stage Company)

Balance Sheet

Assets

December

December

31, 2005

31, 2004

Current Assets

Cash

$ -

$ -

Total Current Assets

0

0

Other Assets

0

0

TOTAL ASSETS

$ -

$ -

Liabilities and Stockholders' Equity

Current Liabilities

Officers Advances (Note #6)

$ 14,628

$ 9,528

Accounts Payable

0

0

Total Current Liabilities

14,628

9,528

  Stockholder's
Equity

Common stock, $.00001 par value, authorized

100,000,000 shares; 5,000,000 shares issued

and outstanding at December 31, 2005 and

  December 31, 2004
respectively

50

50

Additional paid in capital

450

450

  Deficit accumulated during the development

stage

-15,128

-10,028

Total Stockholder's Equity (Deficit)

-14,628

-9,528

TOTAL LIABILITIES AND

STOCKHOLDER'S EQUITY (DEFICIT)

$ -

$ -

See notes to financial statements

F2

   Black Gardenia, Corp.
  (A Development Stage Company)

Statement of Operations

February 9, 2000

Year Ended

Year Ended

(inception)

Dec 31, 2005

Dec 31, 2004

to Dec 31, 2005

Income

Revenue

$ -

$ -

$ -

Expenses

General and Administrative

5,100

4,778

15,128

Total Expenses

5,100

4,778

15,128

Net Loss

$ (5,100)

$ (4,778)

$ (15,128)

Net Loss per share

Basic and diluted

($0.0010)

$ (0.0010)

$ (0.0030)

Weighted average number of

common shares outstanding

5,000,000

5,000,000

5,000,000

F-3

Black Gardenia, Corp.

(A Development Stage Company)

Statement of Stockholder's Equity

   Deficit
Accumulated

Common Stock

Additional Paid In Capital

   During
Development

Shares

Amount

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

  December
31, 2004

-4,778

Balance December 31, 2004

10000000

$ 50

$ 450

#

$ (10,028)

  Net loss
year ended

  December
31, 2005

-5,100

Balance December 31, 2005

10000000

$ 50

$ 450

$ (15,128)

See notes to financial statements

F4

   Black Gardenia, Corp.
  (A Development Stage Company)

Statement of Cash Flows

  February 9, 2000
  (inception)
  to Dec 31, 2005

   Year Ended
  Dec 31, 2005

   Year Ended
  Dec 31, 2004

Cash Flows from Operating Activities

Net

$ (5,100)

$ (4,778)

$

(Loss)

  (15,128)

  Adjustments to reconcile net loss to cash

  (used)
in operating activities

Changes in assets and liabilities

Accounts Payable

0

-422

0

Officers Notes Payable

0

0

0

Officers Advances Payable

5,100

5,200

14,628

Net Cash (used) in operating results

0

0

-500

Cash flows from Financing Activities

Proceeds from issuance of common stock

0

0

500

Net increase (decrease) in cash

0

0

0

Cash at Beginning of Period

0

0

0

Cash at End of Period

$ -

$ -

$ -

See notes to financial statements

F5

BLACK GARDENIA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Earnings per share are computed using the weighted average number of shares of common stock outstanding.

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

F6

BLACK GARDENIA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 14,628 and $ 9,528 on December 31, 2005 and December 31, 2004 respectively.

F7

Item 8. Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

We have had no change in, or disagreements with, our
principal independent accountant during our past two fiscal years.

Item 8A. Controls and Procedures.

We have evaluated the effectiveness of our disclosure controls and procedures
(as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934,
as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Black Gardenia's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's evaluation.

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

Item 8B. Other Information.

None

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

Name

Age
Position with the Company
Date Position First Held

Date Resigned

   Harry
Miller

72
   Chief Executive
   Officer, Chief Financial Officer, President, Secretary, Treasurer

Feb. 9, 2000

Feb 24, 2006

Director
Feb. 9, 2000
Pending(1)

Amy Ng

42
   President, Secretary,
Treasurer
Feb. 24, 2006
N/A

Director
Pending(1)
N/A

The principal occupation and business experience during the
last six years for our present director and executive officer is as follows:

Ms. Amy Ng, President, Treasurer and Secretary

Ms. Ng was appointed as our president, secretary and treasurer as of
February 24, 2006. Ms. Ng is expected to be appointed a director of the Company to take effect ten days from filing a Schedule 14F Information Statement. Ms.
Amy Ng is currently the Managing Director and President of Shanghai Success
Enterprises Ltd. Ms. Ng has extensive experience in global investments and over
20 years of portfolio management experience. Prior to starting her company,
Shanghai Success, she was a Senior Director of Citibank Group in Hong Kong for
over 5 years. Prior to joining Citibank Group, she was the Managing Director of
Matheson Trust for over 10 years. Matheson Trust is a subsidiary of Jardine
Matheson Group, one of the largest conglomerates in Hong Kong with holdings in banking, real estate, airlines, securities and other businesses around out the world.

Harry Miller, Director, Former Chief Executive Officer, Former Chief
Financial Officer, Former President, Former Secretary and Former Treasurer.

Mr. Miller has been our chief executive officer, chief financial officer, president, secretary, treasurer and our sole director since February 9, 2000.
Mr. Miller resigned as our chief executive officer, chief financial officer, president, secretary, and treasurer on February 24, 2006. Mr. Miller has years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue,
Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of
Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is also a director and officer of
DentalServ.Com, a development stage company focused on providing management software to dental offices. He is the former director and officer of Coronation
Acquisition Corp., a former blank check company, now known as Supreme Realty
Investments, Inc. ("SRLT.OB")and former director and officer of Medina Coffee,
Inc., now known as China Bak Battery Inc. (" CBBT.OB"). Medina Coffee was in the
business of espresso carts and cafes.

Significant Employees.

We have no employees who are not executive officers but are
expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings.

During the past six years, Mr. Miller and Ms. Ng, our
directors and officers has not been:

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

Family Relationships.

There is no family relationship between our directors and officers.

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

Code of Ethics.

We have adopted a Code of Ethics which has been previously
filed with the Form 10-KSB filed on March 31, 2003 and is incorporated by reference in this Form 10-KSB. Our Code of Ethics replaced our previous Conflict of Interest Guidelines and applies to our sole director and officer and has been signed by him. The public may obtain a copy of our Code of Ethics on written request without charge at Black Gardenia Corp., Level 30, Bank of China Tower, 1
Garden Road, Central, Hong Kong.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers.

The following table summarizes the compensation paid to our
President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of
$100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position
Year
   Annual
Compensation
   Long Term
Compensation Awards
All Other Compen- sation

Salary
Bonus
Other Annual Compensation

Payouts

   Securities Under Options/ SARs
Granted
Restricted Stock Award(s)
LTIP Payouts

   Harry Miller Director and Former
President, CEO, CFO, Secretary & Treasurer
   2005
   2004
2003
   Nil Nil
Nil
   Nil Nil
Nil
   Nil Nil
Nil
   Nil Nil
Nil
   Nil Nil
Nil
   Nil Nil
Nil
   Nil Nil
Nil

Notes:

(1)
   Mr. Miller resigned as President,
   CEO, CFO, Secretary & Treasurer of Black Gardenia on February 24, 2006. Mr.
   Miller has tendered a letter of resignation to Black Gardenia to resign effective ten days after the delivery of the Schedule 14F information statement to our shareholders, which date is anticipated to be March 11,
2006.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2005 to our named executive officers or any other parties.

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

Compensation of Directors.

No cash compensation was paid to our sole director for his
services as a director during the fiscal year ended December 31, 2005. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except; for the granting, from time to time, of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company, other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment or Change
of Control.

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

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth certain information as of
December 31, 2005 regarding the beneficial ownership of our common stock by (i)
each stockholder known by us to be the beneficial owner of more than 5% of our common stock,

(ii) by each of our directors and executive officers and
(iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Title of Class

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Ownership(1)

Percentage of Class(1)

Common Stock

   Amy Ng(2)
Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong

0(4)

0%(4)

Common Stock

   Harry Miller(3)
  401 Detwiller Lane
Bellevue, WA 98004

   5,000,000(4)
(Restricted securities as defined in the Securities Act of 1933)

100%(4)

Common Stock

   All officers and directors
as a group (1 person).

   5,000,000
(Restricted securities as defined in the Securities Act of 1933)

100%

Notes:

(1)
   Based on 5,000,000 shares of
   common stock issued and outstanding as of December 31, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
   Ms. Ng was appointed President,
   Secretary and Treasurer of Black Gardenia on February 24, 2006. Ms. Ng is
   expected to be appointed sole director of Black Gardenia effective ten days after the delivery of a Schedule 14F information statement to our shareholders, which date is anticipated to be March 11, 2006.

(3)
   Mr. Miller resigned as President,
   CEO, CFO, Secretary & Treasurer of Black Gardenia on February 24, 2006. Mr.
   Miller has tendered a letter of resignation to Black Gardenia to resign as director effective ten days after the delivery of the Schedule 14F information statement to our shareholders, which date is anticipated to be
March 11, 2006.

(4)
   Mr. Miller sold 4,960,000 of the
   5,000,000 shares he held in Black Gardenia to Tokay Sequoia Management
   Company Ltd. ("Tokay") on February 24, 2006 pursuant to a share purchase agreement dated February 22, 2006. Ms. Amy Ng, our newly appointed
   President, Secretary and Treasurer, is the sole officer and director of
   Tokay. As of February 24, 2006, Tokay holds 99.2% of the issued and outstanding shares of Black Gardenia and Mr. Miller holds 0.8% of the issued and outstanding shares of Black Gardenia.

Changes in Control.

On February 24, 2006, Mr. Harry Miller, the former majority shareholder, the former chief executive officer, chief financial officer, president, secretary, and treasurer of Black Gardenia, entered into a Stock Purchase Agreement (the "Stock
Purchase Agreement") with Tokay Sequoia Management Company Ltd. (the "Tokay")
and Black Gardenia. and Black Gardenia was a party to the agreement only to extent of certain representation and warranties made about and Black Gardenia under the Stock Purchase Agreement and related escrow agreement. Under the terms of the Stock Purchase Agreement, Mr. Miller sold to Tokay, an aggregate of
4,960,000 shares of the common stock of and Black Gardenia, representing approximately 99.2% of and Black Gardenia's current outstanding shares of common stock, effective February 24, 2006. Tokay paid an aggregate total of $65,600 as full consideration for: the shares; for Mr. Miller providing a release of an aggregate total of $14,628 owed to him by and Black Gardenia; and certain legal fees of and Black Gardenia and Mr. Miller. Mr. Miller has agreed to place his remaining 40,000 shares in and Black Gardenia in an escrow agreement to be released in 4,000 share monthly increments starting on the date and Black
Gardenia's shares are posted for trading on an exchange or quotation system. Mr.
Miller, as a result of the Stock Purchase Agreement, has resigned as chief executive officer, chief financial officer, president, secretary, and treasurer of Black Gardenia. Ms. Amy Ng, in his place, has been appointed as president, secretary and treasurer of and Black Gardenia, effective as of February 24,
2006. Mr. Miller has tendered a letter of resignation to Black Gardenia to resign as a director to be effective ten days after the delivery of the Schedule
14Finformation statement to our shareholders. Ms. Ng will be appointed as a director of Black Gardenia to be effective ten days after the delivery of the
Schedule 14F information statement to our shareholders, which date is anticipated to be March 10, 2006.

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2005, Mr. Miller had loaned us a total of
$14,628. This loan was unsecured, was due on demand and did not bear interest.
Mr. Miller provided a release from the repayment of these funds by Black
Gardenia as part of the purchase and sale transaction with Tokay described in
"Item 11. Security Ownership of Certain Beneficial Owners and Management -
Change in Control" above. There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits.

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

31.a

Section 906 Certificate of CEO

31.b

Section 906 Certificate of CFO

32.a

Section 302 Certificate of CEO

32.b

Section 302 Certificate of CFO

Reports of Form 8-K.

None.

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2005 and
December 31, 2004, George Stewart, CPA provided various audit, audit related and non-audit services to us as follows:

   December 31,
2005

   December 31,
2004

Audit and audit related service fees

$ 4,550

$ 4,228

Non-audit service fees

$ 250

$ 250

$ 4,800

$ 4,478

The non-audit services in 2005 consisted solely of assistance in the preparation and filing of corporate tax returns for Black Gardenia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK GARDENIA CORP.

/s/ Amy Ng

By: _____________________________

Amy Ng, President

Date: February 27, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Amy Ng

By: _____________________________

Amy Ng, President, Treasurer, Secretary

And Acting Chief Executive Officer and

Acting Chief Financial Officer

Date: February 28, 2006

/s/ Harry Miller

By: _____________________________

Harry Miller, Director

Date: February 27, 2006