Form 10QSB
period 2006-03-31
BLACK GARDENIA CORP
filed 2006-05-23
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-49768

BLACK GARDENIA CORP. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	43-195-4778 (I.R.S. Employer I.D. No.)
Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong (Address of principal executive offices)
011-852-9836-2643 (Issuer's telephone number)
P.O. Box 741, Bellevue, Washington, 98009 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pat 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check m ark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

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

5,000,000 common shares issued and outstanding as of May 16, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

BLACK GARDENIA CORP.

INDEX

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB as amended and filed with the SEC on April 15, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Black Gardenia Corp.
(A Development Stage Company)
March 31, 2006

TABLE OF CONTENTS	PAGE #
Review Report	3
Financial Statements
Balance Sheet	4
Statement of Operations	5
Statement of Stockholders' Equity	6
Statement of Cash Flows	7
Notes of Financial Statements	8 - 10

GEORGE STEWART, CPA

2301 SOUTH JACKSON STREET, SUITE 101-G

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Gardenia, Corp.

I have reviewed the accompanying balance sheets of Black
Gardenia, Corp. as of March 31, 2006, and March 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the three-month periods ended March 31, 2006 and March 31, 2005. These financial statements are the responsibility of the company's management.

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

/s/ George Stewart

Seattle, Washington

May 21, 2006

Black Gardenia, Corp.

(A Development Stage Company)

    (Unaudited) Balance Sheet

Assets

March

March

December

December

   31,
2006

31, 2005

31, 2005

31, 2004

Current Assets

Cash

$ -

$ -

$ -

$ -

Total Current Assets

0

0

0

0

Other Assets

0

0

0

0

TOTAL ASSETS

$ -

$ -

$ -

$ -

Liabilities and Stockholders' Equity

Current Liabilities

Officers Advances (Note #6)

$ -

$ 9,528

$ 14,628

$ 9,528

Accounts Payable

5,930

0

0

0

Total Current Liabilities

5,930

9,528

14,628

9,528

    Stockholder's Equity: Common stock, $.00001 par value,
authorized

100,000,000 shares; 5,000,000 shares issued and outstanding

at 3/31/06, 3/31/05, 12/31/05 and 12/31/04 respectively

50

50

50

50

Additional paid in capital

38,078

450

450

450

Deficit accumulated during the development

stage

-44,058

-10,028

-15,128

-10,028

Total Stockholder's Equity (Deficit)

-5,930

-9,528

-14,628

-9,528

TOTAL LIABILITIES AND

STOCKHOLDER'S EQUITY (DEFICIT)

$ -

$ -

$ -

$ -

See accompanying notes

Black Gardenia, Corp.

(A Development Stage Company)

(Unaudited) Statement of Operations

Feb. 9, 2000

Three Months

   Three
Months

   Year
Ended

   Year
Ended

(inception)

Ended Mar. 31,

   Ended
Mar. 31,

   Dec
31,

   Dec
31,

to Mar. 31,

2006

2005

2005

2004

2006

Income

Revenue

$ -

$ -

$ -

$ -

$ -

Expenses

General and Administrative

28,930

0

5,100

4,778

44,058

Total Expenses

28,930

0

5,100

4,778

44,058

Net Loss

$ (28,930)

$ -

$ (5,100)

$ (4,778)

$ (44,058)

Net Loss per share

Basic and diluted

($0.0058)

$0.0000

(0.0010)

(0.0010)

(0.0088)

Weighted average number of

common shares outstanding

5,000,000

5,000,000

5,000,000

5,000,000

5,000,000

See accompanying notes

Black Gardenia, Corp.

(A Development Stage Company)

(Unaudited) Statement of Stockholder's Equity

Deficit

accumulated

Additional

during

Common Stock

Paid-in

development

Shares

Amount

capital

stage

Balance December 31, 2004

5,000,000

$ 50

$ 450

$ (10,028)

Net loss three months ended

March 31, 2005

0

Balance March 31, 2005

5,000,000

$ 50

$ 450

$ (10,028)

Balance December 31, 2005

5,000,000

$ 50

$ 450

$ (15,128)

Donated Capital

37,628

Net loss three months ended

March 31, 2006

-28,930

Balance March 31, 2006

5,000,000

$ 50

$ 38,078

$ (44,058)

Black Gardenia, Corp.

(A Development Stage Company)

(Unaudited) Statement of Cash Flows

Feb. 9, 2000

   Three
Months

   Three
Months

   Year
Ended

Year Ended

(inception)

   Ended
Mar. 31,

   Ended
Mar. 31,

Dec 31,

Dec 31,

to Mar. 31,

2006

2005

2005

2004

2006

Cash Flows from Operating Activities

Net (Loss)

$(28,930)

$ -

$ (5,100)

$ (4,778)

$ (44,058)

Adjustments to reconcile net loss to cash

(used) in operating activities

Changes in assets and liabilities

Accounts Payable

5,930

0

0

0

5,930

Officers Advances Payable

0

0

5,100

4,778

14,628

Net Cash (used) in operating results

-23,000

0

0

0

-23,500

Cash flows from Financing Activities

Proceeds from issuance of common stock

0

0

0

0

500

Additional Paid in Capital

23,000

23,000

23,000

0

0

0

23,500

Net increase (decrease) in cash

0

0

0

0

0

Cash at Beginning of Period

0

0

0

0

0

Cash at End of Period

$ -

$ -

$ -

$ -

$ -

See accompanying notes

BLACK GARDENIA, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 and 2005

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

Note 5 - Related Party Transactions

The Company neither owns nor leases any
real or personal property. Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The sole officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Officers Advances

While the Company is seeking additional
capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr.
Miller were $ -0- and $ 9,528 on March 31, 2006 and March 31, 2005 respectively.

Note 7 - Donated Capital

The balance due for Officers Advances
of $14,628 was forgiven by Mr. Miller and recorded as donated capital during the period ended March 31, 2006. Additionally, the Company was indebted for legal fees incurred in the amount of $23,000 which was assumed by Mr. Miller and
Tokay, and therefore, the Company recognized donated capital of $23,000.

Note 8 - Change of Control

The Company is a party
to an agreement dated February 24, 2006, between Mr. Miller, the former sole shareholder, and Tokay Sequoia Management Company Ltd. ("Tokay"). Under the
terms of the Stock Purchase Agreement, Mr. Miller sold to Tokay an aggregate of
4,960,000 shares of common stock, representing approximately 99.2% of the
Company's current outstanding shares of common stock. Tokay paid $65,600 for the shares and Mr. Miller agreed to release the Company from all debts owing to him in the amount of $14,628 (Note 5). Additionally, the Company was indebted for legal fees incurred in the amount of $23,000 which was assumed by Mr. Miller and
Tokay, and therefore, the Company recognized donated capital of $23,000. Mr.
Miller agreed to place his remaining 40,000 shares of common stock in escrow to be released in 4,000 share monthly increments starting on the date the Company's shares are posted for trading on an exchange or quotation system.

Ms. Amy Ng has been
appointed as president, secretary and treasurer of the company effective as of the closing of the purchase and sale pursuant to the Stock Purchase Agreement.
Mr. Harry Miller resigned as a chief officer, chief financial officer, president, secretary, and treasurer on February 24, 2006, concurrent with the closing of the purchase and sale pursuant to the Stock Purchase Agreement. Mr.
Miller will tender a letter of resignation to the Board to resign as director and Ms. Ng will be appointed as a director of the Company to be effective ten days after the delivery of the Schedule 14F information statement to the shareholders.

Note 9 - Recent Accounting
Pronouncements

The Financial
Accounting Standards Board (FASB) issued SFAS No. 155 "Accounting for Certain
Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing
of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

Ms. Amy Ng has limited experience in managing companies similar to Black
Gardenia and shall rely upon her own efforts in accomplishing the business purposes of Black Gardenia. It is not anticipated that any outside consultants or advisors will be utilized by Black Gardenia to effectuate its business purposes described herein. However, if Black Gardenia does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Black Gardenia has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

Marketing

Ms. Amy Ng has contacted a couple of broker-dealer, venture capitalist and other members of the financial community who she had a pre-existing relationship and who were likely to have clients, associates and contacts interested in a blank check company such as Black Gardenia. To date, Ms. Ng has reviewed a number of possible business opportunities but no formal discussions have been commenced, we cannot be certain that Ms. Ng's efforts will in fact result in
Black Gardenia being presented with a suitable privately-held company seeking to consummate a reverse merger/acquisition transaction.

Evaluation of Acquisition Opportunities.

Ms. Amy Ng will obtain from potential private company candidates, and intends to request in the future, that we be provided with written materials regarding the privately-held company, prior to considering a reverse merger/acquisition transaction with that company. We request or will request such items as:

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

Ms. Ng will endeavour to personally meet with management and key personal of companies which are a serious candidate for concluding a reverse merger or acquisition. Black Gardenia will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of Black Gardenia's limited financial resources. Black Gardenia will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

Ms. Ng intends to take into consideration the following factor when analyzing a company for its potential as a reverse merger/acquisition candidate:

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

Cost Projections.

It is anticipated that Black Gardenia will incur nominal expenses in the implementation of its business plan. Our main cost is related to compliance with our ongoing reporting issuer obligations with the Securities and Exchange
Commission. Because Black Gardenia has no capital with which to pay these anticipated expenses, Amy Ng has agreed to pay these charges with his personal funds. Any monies loaned to Black Gardenia by Ms. Ng will be unsecured and non-
interest bearing. We expect that any loans made to us by Ms. Ng will be repaid from cash generated from our operations after we have merged or acquired a privately held company. Ms. Ng has agreed that the repayment of any loans made by her to Black Gardenia will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the three months ended March 31, 2006 was
$(28,930) compared to ($0) for the three month period ending March 31, 2005.

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

Liquidity and Capital Resources Liquidity.

As of March 31, 2006 Black Gardenia had no cash, no assets and $5,930 in liabilities of which $00 is owed to Ms. Ng the sole officer and director and
$5,930 is owed for Accounts Payable.

Black Gardenia is dependent on Ms. Ng to meet all of its expenses. Ms. Ng, the sole officer and director of Black Gardenia, has agreed to provide the necessary funds, without interest, for Black Gardenia

to meet its ongoing expenses when the obligation is incurred until Black
Gardenia consummates a merger, acquisition or business combination. All advances are interest-free.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced
against Black Gardenia during the three months ended March 31, 2006, nor did
Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

31.a
  Certificate of CEO as Required
by Rule 13a-14(a)/15d-14

31.b
  Certificate of  CFO as Required
by Rule 13a-14(a)/15d-14

32.a
  Certificate of CEO as Required
  by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section
1350 of Chapter 63 of Title 18 of the United States Code

32.b
  Certificate of CFO as Required by
  Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350
of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Date of Report
Date of Event
Items Reported

February 28, 2006
February 24, 2006
    Items 1.01, 5.01, and 5.02 -
Sale of majority control of Company and change of directors and officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK GARDENIA CORP.

Date: May 22, 2006

    /s/ Amy Ng

   By:_____________________________
   Amy Ng, Chief Executive Officer, Chief Financial Officer, President,
Secretary and Director