Form 10QSB
period 2006-06-30
BLACK GARDENIA CORP
filed 2006-08-14
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pat 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check m ark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

5,000,000 common shares issued and outstanding as of August 14, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BLACK GARDENIA CORP.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB as amended and filed with the SEC on April 15, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Black Gardenia Corp.
(A Development Stage Company)

June 30, 2006

Black Gardenia Corp.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

    June 30,
   2006
$

Assets

   Total
Assets

-

Liabilities and Stockholders' Equity (Deficit)

   Current
Liabilities

   Due to
related party (Note 4)

9,244

   Total
Liabilities

9,244

Contingency (Note 2)

Stockholders' Deficit

    Common Stock:
   Authorized: 100,000,000 shares, $0.00001 par value;
Issued and outstanding: 5,000,000 shares

50

Additional Paid-in Capital

450

   Donated
Capital (Notes 5 and 6)

37,628

   Deficit
Accumulated During the Development Stage

(47,372)

   Total
Stockholders' Equity (Deficit)

(9,244)

   Total
Liabilities and Stockholders' Equity (Deficit)

-

3 (F1)

Black Gardenia Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

Accumulated from

February 9, 2000

Three Months

Six Months

(Date of Inception)

Ended

Ended

to June 30,

June 30,

June 30,

June 30,

June 30,

2006

2006

2005

2006

2005

$

$

$

$

$

Revenue

-

-

-

-

-

   Operating
Expenses

   General
and administrative

47.372

3,314

2,850

32,244

2,850

   Total
Operating Expenses

47,372

3,314

2,850

32,244

2,850

Net Loss

(47,372)

(3,314)

(2,850)

(32,244)

(2,850)

Net Loss Per Share - Basic and Diluted

-

-

(0.01)

-

   Weighted
Average Shares Outstanding

5,000,000

5,000,000

5,000,000

5,000,000

4 (F2)

Black Gardenia Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

Accumulated from

February 9, 2000

Six Months

Six Months

(Date of Inception)

Ended

Ended

To June 30,

June 30,

June 30,

2006

2006

2005

$

$

$

  Operating
Activities

Net loss

(47,372)

(32,244)

(2,850)

  Adjustment
to reconcile net loss to net cash used in operating activities

Donated expenses

23,000

23,000

-

  Change in
operating assets and liabilities

Advances from Officers

14,628

-

2,850

Due to related party

9,244

9,244

-

  Net Cash
Used in Operating Activities

(500)

-

-

Investing Activities

-

-

-

  Financing
Activities

  Proceeds
from issuance of common stock

500

-

-

  Net Cash
Provided by Financing Activities

500

-

-

  Net
Increase in Cash

-

-

-

Cash - Beginning of Period

-

-

-

Cash - End of Period

-

-

-

Supplemental Disclosures:

  Interest
paid

-

-

  Income tax
paid

-

-

5 (F3)

1. Interim Reporting

The accompanying unaudited
 interim financial statements have been prepared by Black Gardenia Corp. (the
 "Company") pursuant to the rules and regulations of the United States
 Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the
 Company for the fiscal year ended December 31, 2005, as filed with the United
 States Securities and Exchange Commission.

The results of operations for the six months ended June 30,
 2006 are not indicative of the results that may be expected for the full year.

2. Nature of Business and Continuance of Operations

Black Gardenia Corp, herein "the Company", was incorporated
 on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The
 Company has no business operations and is considered a development stage company, as defined by Statement of Financial Accounting Standard ("SFAS") No.
 7 "Accounting and Reporting by Development Stage Enterprises".

The financial statements have been prepared using generally
 accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2006, the Company had a working capital deficiency of $9,244 and has accumulated losses of $47,372 since its inception.
 The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management's plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

3. Recent
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

 4. Related Party Transactions

  The Company neither owns nor leases any real or personal property. Office services are provided without charge by the sole officer and director of the
 Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

  At June 30, 2006, the Company is indebted to Tokay Sequoia Management
 Company Ltd., a majority shareholder of the Company, in the amount of $9,244, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

 5. Officers Advances

Mr. Harry Miller, a former officer of the Company ("Mr.
 Miller"), advanced funds to the Company to pay for operating costs incurred by
 it. These funds were interest free. The balance due of $14,628 was forgiven by
 Mr. Miller and recorded as donated capital during the period ended March 31,
 2006. Refer to Note 6.

6. Change of Control

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

6 (F4)

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

Plan of Operations

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

Evaluation of Acquisition Opportunities

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

Cost Projections.

It is anticipated that Black Gardenia will incur nominal expenses in the implementation of its business plan. The main costs of the company are related to compliance with ongoing reporting issuer obligations with the Securities and
Exchange Commission. Because Black Gardenia has no capital with which to pay these anticipated expenses, Amy Ng has agreed to pay these charges with personal funds. Any monies loaned to Black Gardenia by Ms. Ng will be unsecured and non-
interest bearing. It is expected that any loans made to the Company by Ms. Ng will be repaid from cash generated from operations after the Company has merged or acquired a privately held company. Ms. Ng has agreed that the repayment of any loans made by her to Black Gardenia will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the six months ended June 30, 2006 was
$(3,314) compared to ($2,850) for the six month period ending June 30, 2005.

Black Gardenia will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Black Gardenia incurring a net operating loss which will increase continuously until Black Gardenia can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources Liquidity

As of June 30, 2006 Black Gardenia had no cash, no assets and $9,244 in liabilities, all of which is owed to a majority shareholder of the Company for expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and has no stated terms of repayment.

Black Gardenia is dependent on Ms. Ng to meet all of its expenses. Ms Ng, the sole Officer and Director of the Company, has agreed to provide the necessary funds, without interest, for Black Gardenia to meet its ongoing expenses when the obligation is incurred until Black Gardenia consummates a merger, acquisition or business combination. All advances are interest-free.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in internal controls

There were no significant changes in Black Gardenia's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's
evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced
against Black Gardenia during the three months ended June 30, 2006, nor did
Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

BLACK GARDENIA CORP.

Date: August 14, 2006

  By: /s/ Amy Ng

  Amy Ng, Chief Executive Officer, Chief Financial Officer, President, Secretary
and Director