Form 10QSB
period 2006-09-30
BLACK GARDENIA CORP
filed 2006-11-14
CIK 1172318

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden
hours per response.........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

     [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                         For the quarterly nine month period ended: September 30, 2006

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
N/A (Former name, former address and former fiscal year, if changed since last report)

i

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

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

20,000,000 common shares issued and outstanding as of November 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

ii

BLACK GARDENIA CORP.

INDEX

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Black Gardenia Corp. ("Black Gardenia" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed financial statements should be read in conjunction with Black Gardenia's financial statements and the notes thereto contained in Black Gardenia's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB as amended and filed with the SEC on April 15, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Black Gardenia Corp.
(A Development Stage Company)

September 30, 2006                                                                                                                                                                                                               Index

Balance
  Sheet... F-1

Statements of
  Operations...F-2

Statements of Cash
  Flows...F-3

Notes to the Financial
  Statements..............................................................................................................................................................................................F-4

Black Gardenia Corp.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

    September 30,
   2006
   $

Assets

Total Assets

-

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Due to related party (Note 4)

11,584

Total Liabilities

11,584

Contingency (Notes 2)

Stockholders' Deficit

        Common Stock:

    Authorized: 100,000,000 shares, $0.00001 par value;
Issued and outstanding: 5,000,000 shares

50

Additional Paid-in Capital

450

Donated Capital (Notes 5 and 6)

37,628

   Deficit Accumulated During the Development
Stage

(49,712)

Total Stockholders' Equity (Deficit)

(11,584)

   Total Liabilities and Stockholders' Equity
(Deficit)

-

-3-(F1)

Black Gardenia Corp.

 (A Development Stage Company)

 Statements of Operations

 (Expressed in U.S. Dollars)

 (Unaudited)

Accumulated from

February 9, 2000

Three Months

Nine Months

(Date of Inception)

Ended

Ended

to September 30,

September 30,

September 30,

September 30,

September 30,

2006

2006

2005

2006

2005

$

$

$

$

$

Revenue

-

-

-

-

-

Operating Expenses

General and administrative

49,712

2,340

1,100

34,584

3,950

Total Operating Expenses

49,712

2,340

1,100

34,584

3,950

Net Loss

(49,712)

(2,340)

(1,100)

(34,584)

(3,950)

     Net Loss Per Share - Basic and Diluted

-

-

(0.01)

-

     Weighted Average Shares Outstanding

5,000,000

5,000,000

5,000,000

5,000,000

-4-(F2)

Black Gardenia Corp.

 (A Development Stage Company)

 Statements of Cash Flows

 (Expressed in U.S. Dollars)

 (Unaudited)

Accumulated from

February 9, 2000

Nine Months

Nine Months

(Date of Inception)

Ended

Ended

To September 30,

September 30,

September 30,

2006

2006

2005

$

$

$

Operating Activities

Net loss

(49,712)

(34,584)

(3,950)

       Adjustment to reconcile net loss to net cash
used in operating activities

Donated expenses

23,000

23,000

-

Change in operating assets and liabilities

Advances from Officers

14,628

-

3,950

Due to related party

11,584

11,584

-

Net Cash Used in Operating Activities

(500)

-

-

Investing Activities

-

-

-

Financing Activities

Proceeds from issuance of common stock

500

-

-

Net Cash Provided by Financing Activities

500

-

-

Net Increase in Cash

-

-

-

Cash - Beginning of Period

-

-

-

Cash - End of Period

-

-

-

Supplemental Disclosures:

Interest paid

-

-

Income tax paid

-

-

-5-(F3)

Black Gardenia Corp.

  (A Development Stage Company)

  Notes to the Financial Statements

  (Expressed in U.S. Dollars)

  (Unaudited)

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

The results of operations for the nine months ended
  September 30, 2006 are not indicative of the results that may be expected for the full year.

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
  7 "Accounting and Reporting by Development Stage Enterprises".

The financial statements have been prepared using generally
  accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2006, the Company had a working capital deficiency of $11,584 and has accumulated losses of $49,712 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the
  Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management's plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158,
  "Employers' Accounting for Defined Benefit Pension and Other Postretirement
  Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This
  statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of
  SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.
  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair
  Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.
  157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

-6-(F4)

Black Gardenia Corp.

  (A Development Stage Company)

  Notes to the Financial Statements

  (Expressed in U.S. Dollars)

  (Unaudited)

In June 2006, the Financial Accounting Standards Board (FASB)
  issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income
  Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting
  for Servicing of Financial Assets, an amendment of FASB Statement No. 140,
  Accounting for Transfers and Servicing of Financial Assets and Extinguishments
  of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting
  for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.
  133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for
  Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140,
  "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after
  September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

4. Related Party Transactions

  The Company neither owns nor leases any real or personal property. Office services are provided without charge by the sole officer and director of the
  Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

  At September 30, 2006, the Company is indebted to Tokay Sequoia Management
  Company Ltd., a majority shareholder of the Company, in the amount of $11,584, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

5. Officers Advances

Mr. Harry Miller, a former officer of the Company ("Mr.
  Miller"), advanced funds to the Company to pay for operating costs incurred by
  it. These funds were interest free. The balance due of $14,628 was forgiven by
  Mr. Miller and recorded as donated capital during the period ended March 31,
  2006. Refer to Note 6.

-7-(F5)

Black Gardenia Corp.

  (A Development Stage Company)

  Notes to the Financial Statements

  (Expressed in U.S. Dollars)

  (Unaudited)

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

7. Subsequent Event

On October 13, 2006, the Company entered into a
  subscription agreement (the "Agreement") with Capital Alliance Group Inc., a
  British Columbia corporation ("Capital Alliance"), pursuant to which the
  Company issued 15,000,000 common shares of the Company, price at $0.01 each, for total proceeds to the Company of $150,000. Prior to the acceptance of the
  Agreement the Company had 5,000,000 common shares issued and outstanding.
  After the acceptance of the Agreement the Company has 20,000,000 common shares issued and outstanding. Capital Alliance now has direct beneficial control of
  75% of the Company. Capital Alliance funded the transaction from its working capital. Capital Alliance plans to use the Company to independently fund its website Help-ads.com and for the potential acquisitions of other internet job search companies in China. Capital Alliance is currently in negotiations for the acquisition of an internet job search company. These negotiations have not yet produced a definitive agreement.

-8-(F6)

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

Loss Per Period/General and Administrative Expenses

Black Gardenia's net loss for the nine months ended September 30, 2006 was
  $(34,584) compared to ($3,950) for the nine month period ending September 30,
  2005.

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

Liquidity and Capital Resources

As of September 30, 2006 Black Gardenia had no cash, no assets and $11,584 in liabilities, all of which is owed to a majority shareholder of the Company for expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and has no stated terms of repayment.

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

  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Black Gardenia's knowledge, no lawsuits were commenced
  against Black Gardenia during the nine months ended September 30, 2006, nor did Black Gardenia Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Date: November 13, 2006

   By: /s/  Amy  Ng

   Amy Ng, Chief Executive Officer, Chief Financial Officer, President,
Secretary and Director