Form 10KSB
period 2006-12-31
Asia Interactive Media Inc.
filed 2007-04-02
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000 - 49768

ASIA INTERACTIVE MEDIA INC.
(Name of small business issuer in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Level 30, Bank of China Tower
1 Garden Road
Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 011-852-9836-2643

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The issuer's revenues for the year ended December 31, 2006 are $0.00.

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 29, 2007
(computed by reference to the price of the most recent sales from the Issuer: N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The registrant has 5,000,000 common shares, $0.0001 par value, outstanding as of March 29, 2007.

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Asia Interactive" mean Asia Interactive Media, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Item 1.           Description of Business.

Corporate History

We were incorporated on February 9, 2000 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We filed a Certificate of Amendment with the Secretary of State of the State of Nevada on February 23, 2007 and changed our name to China Interactive Media, Inc. On March 22, 2007, we filed a Certificate of Amendment with the Secretary of State and changed our name to Asia Interactive Media Inc. Our principal offices are located at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong, and our telephone number is 011-852-9836-2643.

Our Business.

We have been in the developmental stage since inception and have very little operations to date. We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

We are negotiating to acquire Live-Interactive Technology Ltd. (“Live-Interactive”), a Chinese company which provides website development services. Live-Interactive has a special focus on providing website development services for internet job search engines. In addition to engaging in negotiations with Live-Interactive, we have lend them money and provided them with some business development consulting services at no cost. We are also reviewing other businesses for potential acquisition.

On February 16, 2007 we entered into a Bridge Loan Agreement with Live-Interactive, whereby we loaned Live-Interactive approximately $32,000. The agreement provides that the amount is payable on the earlier of ten days after the closing of the acquisition of Live-Interactive by Asia Interactive or on May 16, 2007. No interest is payable on the agreement, unless Live-Interactive does not repay the loan in time. In that case, interest will begin to accrue at a rate of 15% per annum.

We are also currently in negotiations to acquire Irix Design Group Inc., a wholly-owned subsidiary of Capital Alliance Group Inc., a public company listed on the TSX Venture Exchange. Irix Design Group is an internet-based business that offers a broad range of marketing services, utilizing print, broadcast, multimedia and the Internet. If we are successful in entering into an agreement to acquire Irix Design, we will try to finalize the acquisition in the coming months.

On February 9, 2007 we entered into an 8% Convertible Promissory Note with Capital Alliance Group Inc. (“CAG”), whereby CAG loaned us $150,000. In accordance with the Convertible Promissory Note, before February 9, 2009 CAG has the right to convert all, or a portion of, the loan principal amount of the convertible promissory note into our common shares at a conversion price of $0.01 per share. If CAG converts all of their shares, they will receive 15,000,000 of our common shares which will equal 75% of our issued and outstanding common shares. We plan to raise capital through private placements, join ventures, loans or possibly a direct offering to carry out our business plan. However, there is no assurance that we can receive enough capital to meet our cash requirements.

Legislation and Government Regulation

Securities Exchange Act of 1934, as amended, (the "1934 Act"). Sections 13 and 15(d) of the 1934 Act requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

New SEC Shell Company Rules. On June 29, 2005, the SEC adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July 21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

1.	are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company;

2.

must include current Form 10 or Form 10-SB information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

3.	must file financial statements within four days about the transaction; and
4.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Many of these new requirements will effect us and our board of directors. For instance, under the SOA we are required to:

  form an audit committee in compliance with the SOA;
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
  disclose any off-balance sheet transactions as required by the SOA;
  prohibit all personal loans to directors and officers;
  ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
  adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and
  ensure our auditor is independent as defined by the SOA.

The SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Investment Company Act of 1940. Although we are subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe Asia Interactive will not be subject to regulation under the Investment Company Act of 1940 insofar as we are not engaged in the business of investing or trading in securities. In the event that we engage in a business combination which results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such an event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of Asia Interactive under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. Asia Interactive presently believes it is exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

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

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees.

As at March 29, 2007 we had no full time or part time employees.

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

Item 2.           Description of Property.

We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong, which is the address of Ms. Ng, a significant shareholder. We do not pay for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.           Submissions of Matters to a Vote of Security Holders.

We had no submissions of matters to a vote of security holders during the last quarter of our fiscal year.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock is currently not quoted. However, we intend to seek a quotation for our common stock on the OTC Bulletin Board. We have not yet engaged a market maker to make an application on our behalf.

As of March 29, 2007, we had 5,000,000 shares of common stock outstanding and two stockholders of record. As of March 29, 2007 we had no warrants and no options outstanding, but we did have an outstanding convertible debenture which, if exercised, would convert to 15,000,000 shares at $0.01 per share.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There has been no sale of unregistered shares in this fiscal year.

No approval has been given for any compensation plan or individual compensation arrangement under which our equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services.

Item 6.           Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Plan of Operation

We are a development stage company and have no operations to date. Our business purpose has been primarily to locate and consummate a merger or acquisition with a private entity. We believe we have found a suitable private entity and are in the final stages of negotiating to acquire Live-Interactive Technology Ltd. (“Live-Interactive”). Live-Interactive is a Chinese company which provides website development services. Live-Interactive has a special focus on the development of internet job search engines.

We have entered into a Bridge Loan Agreement with Live-Interactive on February 16, 2007, whereby we loaned Live-Interactive approximately $32,000 (RMB ¥250,000). The agreement provides that the amount is payable on the earlier of 10 days after the closing of the acquisition of Live-Interactive by Asia Interactive or on May 16, 2007. No interest is payable on the agreement, unless Live-Interactive does not repay the loan in time. In that case, interest will begin to accrue at a rate of 15% per annum.

We are currently negotiating an agreement with Live-Interactive which would allow us to acquire the company by issuing one million of our common shares to the owner’s of Live-Interactive.

Ernst and Young has initiated the audit for Live-Interactive and is expected to complete the audit in a few weeks.

If we are successful in entering into an agreement to acquire Live-Interactive, and if we are successful in completing its acquisition, we will attempt to raise approximately $250,000 through the private placements of our common shares at $0.25 per share or possibly a registered public offering. We will use these funds for general working capital purposes. If we are successful in raising the money, we will then apply to have our common shares listed on the Over the Counter Bulletin Board. We have not yet engaged a market maker to make an application for listing on our behalf. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

If we are successful in obtaining a quotation for our common shares on the Over the Counter Bulleting Board, we will then raise additional working capital. We intend to raise approximately $500,000 through private placements, or possibly through a registered direct offering.

We are also currently in negotiations to acquire Irix Design Group Inc., a wholly-owned subsidiary of Capital Alliance Group Inc., a public company listed on the Toronto Venture Exchange. Irix Design Group is an internet-based business that offers a broad range of marketing services, utilizing print, broadcast, multimedia and the Internet. If we are successful in entering into an agreement to acquire Irix Design Group, we will try to finalize the acquisition in the coming months.

We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed acquisitions and our ability to develop our acquired businesses.

Results of Operations for the Year ended December 31, 2006, Compared to the Year ended December 31, 2005

We have accumulated a net loss of $54,345 since February 9, 2000 (date of inception) to December 31, 2006. As of December 31, 2006 we had a working capital deficit of $16,217. These financial conditions give rise to substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2006, we incurred a net loss of $39,217, compared to $5,100 for the year ended December 31, 2005. For the year ended December 31, 2006, our net loss per share was $0.01, compared to a net loss per share of $0.00 for the year ended December 31, 2005.

Lack of Revenues

Since February 9, 2000 (date of inception) to December 31, 2006, we have not yet generated any revenues. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report dated March 20, 2007 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Our total expenses were $39,217 for the year ended December 31, 2006, which was comprised solely of general and administrative expenses. Our total expenses for the year ended December 31, 2005 was $5,100. This amount was also comprised solely of general and administrative expenses.

Our general and administrative expenses consist of mostly legal cost, audit cost and financial services cost. Our general and administrative expenses had an increase of $34,117 to $39,217 for the year ended December 31, 2006 from $5,100 for the year ended December 31, 2005. Since February 9, 2000 (date of inception) to December 31, 2006, our general and administrative fees were $54,345.

Liquidity and Capital Resources

We do not expect to generate any revenues over the next twelve months. As of December 31, 2006 and as of December 31, 2005, we did not have any current assets. As of December 31, 2006 our total current liabilities were $16,217, compared to $14,628 as at December 31, 2005. We expect to incur substantial losses over the next two years.

As of December 31, 2006, we had a working capital deficit of $16,217, compared to a working capital deficit of $14,628 as at December 31, 2005. Our accumulated deficit was $54,345 as at December 31, 2006. Our net loss of $54,345 from February 9, 2000 (inception) to December 31, 2006 was mostly funded by donated expenses, advances from officers and amounts due to a related party. Since February 9, 2000 (inception) to December 31, 2006, we raised $500 in equity financing.

We did not use any cash in operations for the year ended December 31, 2006 or the year ended December 31, 2005, compared to $500 from February 9, 2000 (date of inception) to December 31, 2006. During the year ended December 31, 2006 our monthly cash requirement was approximately $3,000. At the year end as at December 31, 2006, we did not have any cash on hand. However, on February 9, 2007 we entered into an 8% Convertible Promissory Note with Capital Alliance Group Inc. (“CAG”), whereby CAG loaned us $150,000. In accordance with the Convertible Promissory Note, before February 9, 2009 CAG has the right to convert all, or a portion of, the loan principal amount of the convertible promissory note into our common shares at a conversion price of $0.01 per share. If CAG converts all of their shares, they will receive 15,000,000 of our common shares which will equal 75% of our issued and outstanding common shares. We plan to raise capital through private placements, join ventures, loans or possibly a direct offering to carry out our business plan. However, there is no assurance that we can receive enough capital to meet our cash requirements. If we fail to raise sufficient capital, we may cease our operations.

We have been primarily trying to locate and consummate a merger or acquisition with a private entity. We intend to continue to make financial investments in this area and hope to complete the acquisition of Live-Interactive in the coming weeks.

If our management completes the acquisition of Live-Interactive, we estimate that our expenses over the next 12 months (beginning April 2007) will be approximately $700,000 as follows:

$525,000	Salaries
$55,000	General and administration expenses
$25,000	Travel
$50,000	Professional fees
$35,000	Rent
$10,000	Utilities
$700,000	Total

These estimates will change significantly if we cease our current operations or if we acquire other businesses. As of December 31, 2006, we did not have any cash on hand. The balance of our cash requirements for the next 12 months (beginning April 2007) was approximately $700,000. However, as of February 9, 2007, we entered into the Convertible Promissory Note with Capital Alliance Group Inc., whereby CAG loaned us $150,000. We intend to raise the remaining $550,000 required from private placements and/or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through private placements or a direct offering, we may review other financing possibilities such as bank loans.

We do not anticipate that we will generate revenues within the next twelve months. However, if we are successful in acquiring a revenue-producing business such as Irix Design Group or Live Interactive, we will be successful in generating revenues. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses. Our inability to receive sufficient revenues could prevent us from implementing our business plan.

If we expand in the future, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We anticipate that we will need approximately $525,000 per year or approximately $44,000 per month beginning in mid 2007 to pay salaries to employees or consultants working in the area of marketing and sales.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception, and we are dependent upon our management's ability to develop profitable operations and our ability to raise money through equity or debt financing. These factors raise substantial doubt about our ability to continue as a going concern.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a member of our Board of Directors and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Known Material Trends and Uncertainties

As of March 29, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  continue equity financing by private placements or a direct offering; and
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of the Board of Directors not to pursue a specific course of action based on our re-assessment of the facts or new facts, or general economic conditions.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policy that is of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Change in Control

A Stock Purchase Agreement dated February 24, 2006 was entered into between Mr. Miller, the former sole shareholder, and Tokay Sequoia Management Company Ltd. (“Tokay”). Under the terms of the Stock Purchase Agreement, Mr. Miller sold to Tokay an aggregate of 4,960,000 shares of our common stock, representing approximately 99.2% of our current outstanding shares of common stock. Tokay paid $65,600 for the shares.

Item 7.           Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our financial statements are included herein as pages F-1 to F-9.

Black Gardenia Corp.
(A Development Stage Company)

December 31, 2006

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA 98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Gardenia, Corp.

I have audited the accompanying balance sheets of Black Gardenia, Corp. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the period February 9, 2000 (inception) to December 31, 2006. The statements for the year ended December 31, 2005 were audited by other accountants and are included for comparison purposes only. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Gardenia, Corp., (A Development Stage Company) as of December 31, 2006 and the results of its operations and cash flows for the year ended December 31, 2006 and February 9, 2000 (inception), to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
March 20, 2007

Black Gardenia Corp.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2006	2005
	$	$
Assets
Total Assets	–	–

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	2,478	–
Accrued liabilities	355	–
Due to related party (Note 3)	13,384	–
Officers Advances (Note 4)	–	14,628
Total Liabilities	16,217	14,628
Contingency (Notes 1)
Stockholders’ Deficit
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value;
5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Donated Capital (Notes 4 and 5)	37,628	–
Deficit Accumulated During the Development Stage	(54,345)	(15,128)
Total Stockholders’ Equity (Deficit)	(16,217)	(14,628)
Total Liabilities and Stockholders’ Equity (Deficit)	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Black Gardenia Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the	For the
	(Date of Inception)	Year ended	Year ended
	to December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$
Revenue	–	–	–
Operating Expenses
General and administrative	54,345	39,217	5,100
Total Operating Expenses	54,345	39,217	5,100
Net Loss	(54,345)	(39,217)	(5,100)

Net Loss Per Share - Basic and Diluted		(0.01)	–
Weighted Average Shares Outstanding		5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Black Gardenia Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the	For the
	(Date of Inception)	Year ended	Year ended
	To December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$
Operating Activities
Net loss	(54,345)	(39,217)	(5,100)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	23,000	–
Change in operating assets and liabilities
Accounts payable and accrued liabilities	2,833	2,833	–
Advances from Officers	14,628	–	5,100
Due to related party	13,384	13,384	–
Net Cash Used in Operating Activities	(500)	–	–
Investing Activities	–	–	–
Financing Activities
Proceeds from issuance of common stock	500	–	–
Net Cash Provided by Financing Activities	500	–	–
Net Increase in Cash	–	–	–
Cash – Beginning of Period	–	–	–
Cash - End of Period	–	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Black Gardenia Corp.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to December 31, 2006
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$
Balance – February 9, 2000
(Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	450
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Black Gardenia Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2006

1.	Nature of Business and Continuance of Operations

Black Gardenia Corp, herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2006, the Company had a working capital deficiency of $16,217 and has accumulated losses of $54,345 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Black Gardenia Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

	f)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	g)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Black Gardenia Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2006

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

At December 30, 2006, the Company is indebted to Tokay Sequoia Management Company Ltd., a minority shareholder of the Company, in the amount of $13,384, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

4.	Officers Advances

Mr. Harry Miller, a former officer of the Company (“Mr. Miller”), advanced funds to the Company to pay for operating costs incurred by it. These funds were interest free. The balance due of $14,628 was forgiven by Mr. Miller and recorded as donated capital during the period ended March 31, 2006. Refer to Note 6.

Black Gardenia Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2006

5.	Change of Control

The Company entered into an agreement (the “Stock Purchase Agreement”) dated February 24, 2006, between Mr. Miller, the former sole shareholder, and Tokay Sequoia Management Company Ltd. (“Tokay”). Under the terms of the Stock Purchase Agreement, Mr. Miller sold to Tokay an aggregate of 4,960,000 shares of common stock, representing approximately 99.2% of the Company’s current outstanding shares of common stock. Tokay paid $65,600 for the shares and Mr. Miller agreed to release the Company from all debts owing to him in the amount of $14,628 (Note 4). Additionally, the Company was indebted for legal fees incurred in the amount of $23,000 which was assumed by Mr. Miller and Tokay, and therefore, the Company recognized donated capital of $23,000. Mr. Miller agreed to place his remaining 40,000 shares of common stock in escrow to be released in 4,000 share monthly increments starting on the date the Company’s shares are posted for trading on an exchange or quotation system.

6.	Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating loss carryforward of $54,300 which commence expiring in 2020. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As at December 31, 2006 and 2005, the valuation allowance established against the deferred tax asset increased by $5,700 and $1,900, respectively.

The components of the net deferred tax asset at December 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31,	December 31,
	2006	2005

Net Operating Losses Carried Forward	54,300	31,300
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	18,500	11,000
Valuation Allowance	(18,500)	(11,000)
Net Deferred Tax Asset	–	–

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.    Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Toby Chu and our Chief Financial Officer, Tim Leong, during the year, and upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 8B.    Other Information

None.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at March 29, 2007 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Toby Chu	President, Chief Executive Officer, and Director	46	January 15, 2007 as director January 26, 2007 as officer
Tim Leong	Secretary, Chief Financial Officer, and Director	42	January 15, 2007 as director January 26, 2007 as officer
Allen Chu	Director	56	January 15, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Toby Chu, President, Chief Executive Officer and Director.

Mr. Chu has been a director since January 15, 2007. He has been our President and Chief Executive Officer since January 26, 2007. Mr. Chu is the President, CEO and Director of Capital Alliance Group Inc. since May 11, 1994 . CAG is an investment, merchant banking and operations management company specializing in China’s education and media sectors. It also a publicly traded company on the Canadian TSX Venture Exchange. Mr. Chu is also President, CEO and founder of CIBT School of Business and Technology Corp. (“CIBT”), a subsidiary of CAG. Mr. Chu has nearly 25 years of experience in global corporate management specializing in initial public offerings, reverse-take-overs, mergers and acquisitions, corporate finance, venture capital and an extensive network of close business relationships in South East Asia, the Middle East, Europe and North America. During the past decade, Mr. Chu has earned numerous business awards and recognitions from the community.

Mr. Chu was awarded the honor of “Top 40 Business People under the Age of 40'” by Business In Vancouver. Mr. Chu was nominated for the Ernst & Young Chartered Accountants and Montreal Trust sponsored “Entrepreneur of the Year Award” and made the shortlist as one of the top 30 finalists among 300 nominees across Canada.

Tim Leong, Secretary, Chief Financial Officer and Director

We appointed Tim Leong to our Board of Directors on January 15, 2007. We also appointed him as Secretary and Chief Financial Officer on January 26, 2007. Mr. Leong is the Senior Vice President, Chief Financial Officer of CAG and CIBT. Mr. Leong has been the Secretary of CIBT since February 1996 and its Chief Financial Officer since May 1997. In addition, he has been the Chief Financial Officer of CAG since July 1995. Prior to joining CAG in 1994, Mr. Leong was a Senior Manager of Dyke & Howard, Chartered Accountants and Auditor of Price Waterhouse Chartered Accountants. Mr. Leong has a bachelor degree from Simon Fraser University in British Columbia, Canada, and he is a Charted Accountant in British Columbia.

Allen Chu, Director

We appointed Allen Chu to our Board of Directors on January 15, 2007. Mr. Chu has been a director of CAG since May 1994. From March, 2006 to present he has served as network controller for Keywest Networks, a technological service company. From November 2000 to April 2001 he was self-employed as a technical support consultant for Seanix Technology, a company in the business of technology supplies and services. Mr. Chu has also worked for many years as a systems analyst for the Alberta government. Allen Chu earned his Bachelor of Science degree in Computer Science from the University of British Columbia, and his Bachelor of Arts degree in Economics from the University of Alberta.

Significant Employees

Other than the executive officers described above, Asia Interactive does not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. We do not have an audit committee financial expert serving on the Board of Directors or an audit committee. We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to Asia Interactive’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTCBB are not currently required to do so.

Item 10.     Executive Compensation.

Our Chief Executive Officer did not receive any compensation for the last three completed fiscal years. None of our other officers or directors received any annual during the last three complete fiscal years.

Employment/Consulting Agreements

We do not have any marketing or consulting agreements.

Stock Options/SAR Grants

We made no grants of stock options or stock appreciation rights during the fiscal year ended December 31, 2006.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Toby Chu	0	0
Tim Leong	0	0
Allen Chu	0	0
Directors and Executive Officers as a Group	0	0
Tokay Sequoia Management Company Ltd.	4,960,000	24.8%
Capital Alliance Group Inc.	15,000,000(3)	75%

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Based on 5,000,000 shares of common stock issued and outstanding as of March 29, 2007 and the 15,000,000 commons shares issuable to Capital Alliance Group upon conversion of the Convertible Promissory note.

(3) Issuable upon the conversion of the Convertible Promissory Note.

(4) Toby Chu is a Director, the President and the Chief Executive Officer of Asia Interactive.

(5) Tim Leong is a Director, the Secretary and the Chief Financial Officer of Asia Interactive.

(6) Allen Chu is a Director of Asia Interactive.

Item 12.     Certain Relationships and Related Transactions.

At December 30, 2006, we are indebted to Tokay Sequoia Management Company Ltd., a significant shareholder of us, in the amount of $13,384, representing expenses paid on behalf of us. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Item 13.     Exhibits

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Form 10- SB filed April 30, 2002).

3.2	Articles of Amendment (incorporated by reference as Exhibit Number 3.2 of our Form 10- SB filed April 30, 2002).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2007 (incorporated by reference as Exhibit 99.1 of our Form 8-K filed on March 28, 2007).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on March 22, 2007 (incorporated by reference as Exhibit 99.2 of our Form 8-K filed on March 28, 2007).

3.5	Bylaws (incorporated by reference as Exhibit Number 3.3 of our Form 10-SB filed April 30, 2002).

10.1	Convertible Promissory Note with Capital Alliance Group Inc. dated February 9, 2007.

10.2	Loan Agreement with Live-Interactive Technology Ltd. dated February 16, 2007.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.     Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended December 31 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, December 31,
	2006	2005
Audit Fees and Audit Related Fees	$5,000	$4,550
Tax Fees	0	0
All Other Fees	0	250
Total	$5,000	$4,800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Toby Chu
Date: April 2, 2007	Toby Chu
Director, President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Toby Chu	Director, President, Chief	April 2, 2007
Toby Chu	Executive Officer

/s/ Tim Leong	Director, Secretary, Chief	April 2, 2007
Tim Leong	Financial Officer

/s/ Allen Chu	Director	April 2, 2007
Allen Chu