Form 10QSB
period 2007-03-31
Asia Interactive Media Inc.
filed 2007-05-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-49768

ASIA INTERACTIVE MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Level 30, Bank of China Tower,	N/A
1 Garden Road, Central Hong Kong
(Address of principal executive offices)	(Zip Code)

011-852-9836-2643
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports),
and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [   ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2007, the registrant’s outstanding common stock consisted of 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

The unaudited consolidated financial statements of Asia Interactive Inc. (“Asia Interactive”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED

March 31, 2007

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA 98103
206.547.6050

INDEPENDENT REGISTERED ACCOUNTANT’S REPORT

To the Board of Directors and
Stockholders of Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)

We have reviewed the accompanying balance sheet of Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)( A Development Stage Company) as of March 31, 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the three-month period ended March 31, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

May 7, 2007

Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
UNAUDITED
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash	214,613	–
Loan receivable (Note 3)	30,715	–
Total Assets	245,328	–

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	7,018	2,833
Due to related party (Note 5)	17,178	13,384
Total Current Liabilities	24,196	16,217
Loan Payable (Note 4)	151,215	–
Total Liabilities	175,411	16,217
Contingency (Notes 1)
Stockholders’ Deficit
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value;
5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Stock Subscriptions (Note 7)	99,887	–
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(68,098)	(54,345)
Total Stockholders’ Equity (Deficit)	69,917	(16,217)
Total Liabilities and Stockholders’ Equity (Deficit)	245,328	–

See the Accompanying Notes and the Accountant’s Review Report

Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three
	(Date of Inception)	months ended	Months ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$
Revenue	–	–	–
Operating Expenses
General and administrative	68,098	13,753	28,930
Total Operating Expenses	68,098	13,753	28,930
Net Loss	(68,098)	(13,753)	(28,930)

Net Loss Per Share - Basic and Diluted		–	–
Weighted Average Shares Outstanding		5,000,000	5,000,000

See the Accompanying Notes and the Accountant’s Review Report

Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three
	(Date of Inception)	months ended	months ended
	To March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss	(68,098)	(13,753)	(28,930)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	23,000
Change in operating assets and liabilities
Loan receivable	(30,715)	(30,715)	–
Accounts payable and accrued liabilities	7,018	4,185	5,930
Due to related party	17,178	3,794	–
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(36,989)	(36,489)	–
Financing Activities
Loan payable	151,215	151,215	–
Common stock	500	–	–
Stock subscriptions	99,887	99,887	–
Net Cash Provided by Financing Activities	251,602	251,102	–
Net Increase in Cash	214,613	214,613	–
Cash – Beginning of Period	–	–	–
Cash – End of Period	214,613	214,613	–

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

See the Accompanying Notes and the Accountant’s Review Report

Asia Interactive Media Inc. (Formerly Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
UNAUDITED
For the Period from February 9, 2000 (Date of Inception) to March 31, 2007
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$
Balance – February 9, 2000
(Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(13,753)	(13,753)
Balance – March 31, 2007	5,000,000	50	450	(68,098)	(67,598)

See the Accompanying Notes and the Accountant’s Review Report

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2007

1.	Nature of Business and Continuance of Operations

Black Gardenia Corp, herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2007, the Company had a working capital surplus of $221,132 and has accumulated losses of $68,098 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2007

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements

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

3.	Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds to Live-Interactive on an interest-free basis with all amounts due on May 16, 2007. As at March 31, 2007, a total of $30,715 was advanced to Live-Interactive.

4.	Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with Capital Alliance Group Inc. (“CAG”), a company based in Canada, whereby CAG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CAG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CAG would have direct beneficial control of 75% of the Company. As at March 31, 2007, a total of $151,215, including accrued interest, was due to CAG.

5.	Related Party Transactions

At March 31, 2007, the Company is indebted to Tokay Sequoia Management Company Ltd., the majority shareholder of the Company, in the amount of $17,178, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

6.	Officers Advances

Mr. Harry Miller, a former officer of the Company (“Mr. Miller”), advanced funds to the Company to pay for operating costs incurred by it. These funds were interest free. The balance due of $14,628 was forgiven by Mr. Miller and recorded as donated capital during the period ended March 31, 2006. Refer to Note 8.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2007

7.	Stock Subscriptions

Funds totalling $99,887 were received pursuant to a private placement of the Company’s common stock at $0.25 per share.

8.	Change of Control

The Company entered into an agreement (the “Stock Purchase Agreement”) dated February 24, 2006, between Mr. Miller, the former sole shareholder, and Tokay Sequoia Management Company Ltd. (“Tokay”). Under the terms of the Stock Purchase Agreement, Mr. Miller sold to Tokay an aggregate of 4,960,000 shares of common stock, representing approximately 99.2% of the Company’s current outstanding shares of common stock. Tokay paid $65,600 for the shares and Mr. Miller agreed to release the Company from all debts owing to him in the amount of $14,628 (Note 6). Additionally, the Company was indebted for legal fees incurred in the amount of $23,000 which was assumed by Mr. Miller and Tokay, and therefore, the Company recognized donated capital of $23,000. Mr. Miller agreed to place his remaining 40,000 shares of common stock in escrow to be released in 4,000 share monthly increments starting on the date the Company’s shares are posted for trading on an exchange or quotation system.

ITEM 2. Management Discussion and Analysis of Financial Condition / Plan of Operations

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We were incorporated as a Nevada company on February 9, 2000, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We filed a Certificate of Amendment with the Secretary of State of the State of Nevada on February 23, 2007 and changed our name to China Interactive Media, Inc. On March 22, 2007, we filed a Certificate of Amendment with the Secretary of State and changed our name to Asia Interactive Media Inc. We do not have an office at this time. We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong, and our telephone number is 011-852-9836-2643.

On January 15, 2007 Toby Chu, Tim Leong and Allen Chu were appointed as directors. On January 26, 2007, Amy Ng resigned as our President and director and we appointed Toby Chu as President and Chief Executive Officer and Tim Leong as our Secretary and Chief Financial Officer.

Since February 9, 2000 (date of inception) to March 31, 2007, we have not generated any revenues, have had operational losses and we have an accumulated deficit. As of March 31, 2007, we had net losses since inception in the amount of $68,098. We do not have any subsidiaries.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

We are currently negotiating to acquire Live-Interactive Technology Ltd. (“Live-Interactive”) and Irix Design Group Inc. (“Irix Design”). As of March 31, 2007, we had cash of $214,613 in our bank accounts. We also expect to receive approximately $52,803 pursuant to subscription agreements entered into April 30, 2007. We anticipate that we will require additional financing of approximately $433,000 in order to fully carry out our business plan. We plan to raise capital through private placements, join ventures, loans or possibly a direct offering to carry out our business plan. However, there is no assurance that we can receive enough capital to meet our cash requirements.

As of May 9, 2007, we had 5,000,000 shares of common stock outstanding and two stockholders of record. As of May 9, 2007 we had no warrants and no options outstanding, but we did have an outstanding convertible note which, if exercised, would convert to 15,000,000 shares at $0.01 per share.

Results of Operations for the Three Months ended March31, 2007 and for the Period from February 9, 2000 (Date of Inception) to March 31, 2007

Since our inception on February 9, 2000 to March 31, 2007, we did not generate any revenues. For the three months ended March 31, 2007 we incurred a net loss of $13,753. From February 9, 2000 (date of inception) to March 31, 2007, we incurred a net loss of $68,098. Our net loss per share was $nil for the three months ended March 31, 2007 and from February 9, 2000 (date of inception) to March 31, 2007, our net loss per share was $nil per share.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions or mergers. We anticipate that we will incur substantial losses over the next two years.

Our total expenses were $13,753 for the three months ended March 31, 2007. From February 9, 2000 (date of inception) to March 31, 2007, we incurred total expenses of $68,098.

Our general and administrative fees for the three months ended March 31, 2007 consisted of our total expenses of $13,753. Our general and administrative expenses consist travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, and office supplies. From February 9, 2000 (date of inception) to March 31, 2007, we incurred total general and administrative expenses of $68,098.

Plan of Operation

We are negotiating to acquire Live-Interactive, a Chinese company which provides website development services. Live-Interactive has a special focus on providing website development services for internet job search engines. In addition to engaging in negotiations with Live-Interactive, we have loaned it money and provided it with some business development consulting services at no cost. We are also reviewing other businesses for potential acquisitions.

On February 16, 2007 we entered into a bridge loan agreement with Live-Interactive, whereby we agreed to loan Live-Interactive approximately $32,000. The loan agreement provides that the loan must be repaid to us on the earlier of ten days after the closing of the acquisition of Live-Interactive by Asia Interactive or May 16, 2007. No interest is payable on the loan agreement, unless Live-Interactive does not repay the loan in time. In that case, interest will begin to accrue at a rate of 15% per annum from the due date onwards. As of March 31, 2007 we advanced $30,715 to Live-Interactive.

We are also currently in negotiations to acquire Irix Design, a wholly-owned subsidiary of Capital Alliance Group Inc. (“CAG”), a public company listed on the TSX Venture Exchange. Irix Design is an Internet-based business that offers a broad range of marketing services, using print, broadcast, multimedia and the Internet. If we are successful in entering into an agreement to acquire Irix Design, we will try to finalize the acquisition in the coming months.

If we are successful in entering into an agreement to acquire Live-Interactive, and if we are successful in completing the acquisition, we will attempt to raise approximately $250,000. We will attempt to do this through the private placements of our common shares at $0.25 per share, through loans or possibly through a registered public offering. We will use these funds for general working capital purposes. If we are successful in raising the money, we will then apply to have our common shares listed on the OTC Bulletin Board. Our common stock is currently not quoted on OTC Bulletin Board. We have not yet engaged a market maker to make an application on our behalf. Also, there is no assurance that we can be traded on the OTC Bulletin Board. The NASD, which regulates the OTC Bulletin Board, has applied to the SEC to allow additional restrictions and requirements upon the part of OTC Bulletin Board securities. We cannot guarantee that we will meet these requirements.

If we are successful in obtaining a quotation for our common stock on the OTC Bulletin Board, we then intend to raise an additional financing of approximately $183,000 through private placements, loans, or possibly through a registered direct offering. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed acquisitions and our ability to develop our acquired businesses.

If our management completes the acquisition of Live-Interactive and Irix Design, we estimate that our expenses over the next 12 months (beginning April 2007) will be approximately $700,000 as follows:

$525,000	Salaries
$55,000	General and administration expenses
$25,000	Travel
$50,000	Professional fees
$35,000	Rent
$10,000	Utilities
$700,000	Total

These estimates will change significantly if we cease our current operations or if we acquire other businesses. As of March 31, 2007, we had cash of $214,613 on hand. We also expect to receive approximately $52,803 pursuant to subscription agreements entered into April 30, 2007. The balance of our cash requirements for the next 12 months (beginning April 2007) was approximately $433,000. We intend to raise the remaining $433,000 required from private placements and/or possibly two registered public offerings (either self-underwritten or through a broker-dealer) within the next few months. There is no assurance that we will raise sufficient fund to fully carry out our business plan.

Liquidity and Capital Resources

As of March 31, 2007, we had a working capital surplus of $221,132 and cash of $214,613. Our book tangible assets were $69,917 or $0.014 per share as of March 31, 2007. Our accumulated deficit was $68,098 as at March 31, 2007. Our net loss of $68,098 from February 9, 2000(date of inception) to March 31, 2007 was mostly funded by our equity financing. During the three months ended March 31, 2007, we raised $99,887 in equity finance. During the three months ended March 31, 2007, we received a loan of $150,000 under the 8% convertible promissory note. Therefore, the increase in cash during the three months ended March 31, 2007 was $214,613.

On February 9, 2007 we entered into an 8% convertible promissory note (the “Convertible Note”) with CAG, whereby CAG loaned us $150,000. In accordance with the Convertible Note, before February 9, 2009 CAG has the right to convert all, or a portion of, the loan principal amount of the adaptable note into our common shares at a conversion price of $0.01 per share. If CAG converts the entire Convertible Note, they will receive 15,000,000 of our common shares, which will equal approximately 75% of our issued and outstanding common shares.

On April 30, 2007 we entered into subscription agreements whereby five non US investors agreed to provide us with approximately $152,690 in exchange for our common shares at a price of $0.25 per share. As of March 31, 2007, we received cash of $99,887 and as of May 9, 2007 we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds, approximately $52,803.

We used net cash of $36,489 in operations for the three months ended March 31, 2007. During the three months ended March 31, 2007, our monthly cash requirement was approximately $12,000 in operating activities. We currently do not have any investing activities. We received net cash of $251,102 or approximately $83,700 per month from financing activities.

We do not anticipate that we will generate revenues within the next twelve months. However, if we are successful in acquiring a revenue-producing business such as Irix Design or Live-Interactive, we may generate revenues, as both companies are currently generating revenues. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses. Our inability to receive sufficient revenues could prevent us from implementing our business plan.

If we expand in the future, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We anticipate that we will need approximately $700,000 per year or approximately $58,400 per month beginning in the summer of 2007 to pay salaries to employees or consultants working in the area of marketing and sales if we are successful in acquiring Irix or Live-Interactive, which includes $4,600 monthly for general and administrative expenses, $44,000 monthly for salaries, $4,000 monthly for professional fees and $5,800 monthly for other expenses.

Of the $700,000 we need for the next 12 months, we had $214,613 in cash as of March 31, 2007. We also expect to receive approximately $52,803 pursuant to subscription agreements entered into April 30, 2007. The balance of our cash requirements for the next 12 months (approximately $433,000) we intend to raise from private placements, shareholder loans or possibly two registered public offerings (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

Limited operating history; need for additional capital

We are a development stage company and have generated no revenues. We have not had any operating activities since our inception. We cannot guarantee we will be successful in our future business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our proposed operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our proposed businesses, future revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception, and we are dependent upon our management's ability to develop profitable operations and our ability to raise money through equity or debt financing. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of March 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Employees

As of May 9, 2007, we have no part time or full time employees. Our directors and officers work part time as independent contractors and work in the areas of business development and management. They currently contribute approximately 5 hours a week to us. We currently engage independent contractors in the areas of accounting, auditing and legal services.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. Our planned expenditures on our acquisition activities are summarized above under the section of this quarterly report entitled “Plan of Operations.”

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES:

On February 9, 2007 we entered into an 8% convertible promissory note with CAG. In accordance with the convertible promissory note, before February 9, 2009 CAG has the right to convert all, or a portion of, the loan principal amount of $150,000 into our common shares at a conversion price of $0.01 per share. The convertible promissory note was issued without a prospectus pursuant to Regulation S of the Securities Act.

On April 30, 2007 we entered into subscription agreements whereby five non US investors agreed to provide us with approximately $152,690 in exchange for our common shares at a price of $0.25 per share. As of March 31, 2007, we received cash of $99,887 and as of May 9, 2007 we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds, approximately $52,803. These shares will be issued without a prospectus pursuant to Regulation S of the Securities Act.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

10.1	8% Convertible Promissory Note with Capital Alliance Group Inc. (1)

10.2	Bridge Loan Agreement with Live-Interactive Technology Ltd. (1)

23.1	Consent of Thomas J. Harris

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Included as exhibits on our Form 10-KSB Annual Report filed April 2, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Toby Chu
Date: May 11, 2007	Toby Chu
Director, President, Chief Executive Officer

/s/ Tim Leong
Date: May 11, 2007	Tim Leong
Director, Secretary, Chief Financial Officer
Principal Accounting Officer