Form 10QSB
period 2007-06-30
Asia Interactive Media Inc.
filed 2007-08-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-49768

Asia Interactive Media Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Level 30, Bank of China Tower,	Not Applicable
1 Garden Road, Central Hong Kong
(Address of principal executive offices)	(Zip Code)

011-852-9836-2643
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ x ] Yes [   ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2007, the registrant’s outstanding common stock consisted of 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The unaudited consolidated financial statements of Asia Interactive Inc. (“Asia Interactive”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)

June 30, 2007

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash	214,421	–
Total Current Assets	214,421	–
Loan receivable (Note 3)	32,276	–
Total Assets	246,697	–

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	385	2,833
Due to related party (Note 5)	17,205	13,384
Total Current Liabilities	17,590	16,217
Loan Payable (Note 4)	154,208	–
Total Liabilities	171,798	16,217
Contingency (Notes 1)
Stockholders’ Deficit
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value;
5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Stock Subscriptions (Note 7)	117,602	–
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(80,831)	(54,345)
Total Stockholders’ Equity (Deficit)	74,899	(16,217)
Total Liabilities and Stockholders’ Equity (Deficit)	246,697	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the six	For the six
	(Date of Inception)	months ended	Months ended	months ended	Months ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	–	–	–	–	–
Operating Expenses
General and administrative	80,831	12,733	3,314	26,486	32,244
Total Operating Expenses	80,831	12,733	3,314	26,486	32,244
Net Loss	(80,831)	(12,733)	(3,314)	(26,486)	(32,244)

Net Loss Per Share - Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the six	For the six
	(Date of Inception)	months ended	months ended
	To June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss	(80,831)	(26,486)	(32,244)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	23,000
Change in operating assets and liabilities
Loan receivable	(32,276)	(32,276)	–
Accounts payable and accrued liabilities	385	(2,448)	9,244
Due to related party	17,205	3,821	–
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(57,889)	(57,389)	–
Financing Activities
Loan payable	154,208	154,208	–
Common stock	500	–	–
Stock subscriptions	117,602	117,602	–
Net Cash Provided by Financing Activities	272,310	271,810	–
Net Increase in Cash	214,421	214,421	–
Cash – Beginning of Period	–	–	–
Cash – End of Period	214,421	214,421	–

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to June 30, 2007
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$
Balance – February 9, 2000
(Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	450
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(26,486)	(26,486)
Balance – June 30, 2007	5,000,000	50	450	(80,831)	(80,331)

(The Accompanying Notes are an Integral Part of the Financial Statements)

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2007, the Company had a working capital surplus of $196,831 and has accumulated losses of $80,831 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements (continued)

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds to Live-Interactive on an interest-free basis with all amounts due on May 16, 2007. The loan was not repaid by May 16, 2007, and the due date has been extended indefinitely until repaid. Interest at 15% per annum is charged on the outstanding amount. As at June 30, 2007, a total of $32,276, including accrued interest, was owing from Live-Interactive.

Summary of Significant Accounting Policies (continued)

4.	Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with Capital Alliance Group Inc. (“CAG”), a company based in Canada, whereby CAG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CAG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CAG would have direct beneficial control of 75% of the Company. As at June 30, 2007, a total of $154,208, including accrued interest, was due to CAG.

5.	Related Party Transactions

At June 30, 2007, the Company is indebted to Tokay Sequoia Management Company Ltd., the majority shareholder of the Company, in the amount of $17,205, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

6.	Officers Advances

Mr. Harry Miller, a former officer of the Company (“Mr. Miller”), advanced funds to the Company to pay for operating costs incurred by it. These funds were interest free. The balance due of $14,628 was forgiven by Mr. Miller and recorded as donated capital during the period ended March 31, 2006. Refer to Note 8.

7.	Stock Subscriptions

Funds totalling $117,602 were received pursuant to a private placement of the Company’s common stock at $0.22 per share. The $117,602 is part of a private placement of 599,808 shares at $0.22 per share. To date, no shares have been issued or registered under this private placement. A total of $131,958 will be received upon completion of the private placement, at which time the shares will be issued and registered.

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

9.	Subsequent Events

On July 10, 2007, the Company entered into a Bridge Loan Agreement with Live-Interactive whereby the Company agreed to loan funds to Live-Interactive on an interest-free basis with all amounts due on October 10, 2007. A total of $18,500 was advanced to Live-Interactive.

Funds totalling $127,125 were received pursuant to a private placement of the Company’s common stock at $0.50 per share.

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

On July 23, 2007 Toby Chu resigned as our President and Chief Executive Officer and Tim Leong resigned as our Chief Financial Officer and Secretary. On the same day we appointed Ken Ng as a director and as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and we appointed Wayne Lio as our Chief Operating Officer. Mr. Chu and Mr. Leong continue as directors of Asia Interactive.

Since February 9, 2000 (date of inception) to June 30, 2007, we have not generated any revenues, have had operational losses and we have an accumulated deficit. As of June 30, 2007, we had net losses since inception in the amount of $80,831. We do not have any subsidiaries.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

As of June 30, 2007, we had cash of $214,421 in our bank accounts. We anticipate that we will require additional financing of approximately $486,000 in order to fully carry out our business plan. We plan to raise capital through private placements, join ventures, loans or possibly a direct offering to carry out our business plan. However, there is no assurance that we can receive enough capital to meet our cash requirements.

As of August 7, 2007, we had 5,000,000 shares of common stock outstanding and two stockholders of record. As of August 7, 2007 we had no warrants and no options outstanding, but we did have an outstanding convertible note which, if exercised, would convert to 15,000,000 shares at $0.01 per share.

Results of Operations for the Three Months ended June 30, 2007, for the six months ended June 30, 2007, and for the period from February 9, 2000 (date of inception) to June 30, 2007.

Since our inception on February 9, 2000 to June 30, 2007, we did not generate any revenues. For the three months ended June 30, 2007 we incurred a net loss of $12,733 compared to a net loss of $3,314 for the same period in 2006. For the six months ended June 30, 2007 we incurred a net loss of 26,486 compared to a net loss of $32,244 for the same period in 2006. From February 9, 2000 (date of inception) to June 30, 2007, we accumulated a net loss of $80,831.

Our net loss per share was $0 for the three months ended June 30, 2007 and from February 9, 2000 (date of inception) to June 30, 2007 our net loss per share was $0 per share.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions or mergers. We anticipate that we will incur substantial losses over the next two years.

Our total expenses were $12,733 for the three months ended June 30, 2007 compared to $3,314 for the same period in 2006. For the six months ended June 30, 2007, our total expenses were $26,486 compared to $32,244 for the same period in 2006. From February 9, 2000 (date of inception) to June 30, 2007, we accumulated total expenses of $80,831.

All of our expenses to date have consisted of general and administrative expenses. Our general and administrative expenses include cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs, and professional fees. Our professional fees include accounting, audit and legal fees.

Plan of Operation

Until recently we were in negotiations to acquire Gongguan Live Interactive Technology Company Limited, also know as Live-Interactive Technology, a Chinese company which provides website development services. Live-Interactive has a special focus on providing website development services for internet job search engines. However, we have revised our acquisition strategy in relation to that company and are instead negotiating to enter into a joint venture agreement with Live Interactive Technology to co-develop and co-market an employment search website, www.fiva.cn. We intend to revisit our plan to acquire Live-Interactive the proposed joint venture generates favorable results. In addition to engaging in negotiations with Live-Interactive, we have loaned it money and provided it with business development consulting services at no cost. We were also recently in negotiations to acquire Irix Design Group Inc., an Internet-based business that offers a broad range of marketing services, using print, broadcast, multimedia and the Internet; however, those negotiations have stalled. We are reviewing other businesses for potential acquisitions on an ongoing basis.

On February 16, 2007 we entered into a bridge loan agreement with Live-Interactive, whereby we agreed to loan Live-Interactive approximately $32,000. The loan agreement provides that the loan must be repaid to us on the earlier of ten days after the closing of the acquisition of Live-Interactive by Asia Interactive or May 16, 2007. The loan was not repaid by May 16, 2007 and the due date has been extended indefinitely at our discretion. At May 16, 2007, interest began accruing on the loan at the rate of 15% per annum and will continue to accrue until the loan is repaid. As of June 30, 2007, a total of $32,276 including accrued interest was due to us by Live Interactive in respect of the loan.

We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed acquisitions and our ability to develop our acquired businesses.

We estimate that our expenses over the next 12 months (beginning July 2007) will be approximately $700,000 as follows:$525,000	Salaries
$55,000	General and administration expenses
$25,000	Travel
$50,000	Professional fees
$35,000	Rent
$10,000	Utilities
$700,000	Total

These estimates will change significantly if we cease our current operations or if we acquire other businesses. As of June 30, 2007, we had cash of $214,421 on hand. We also expect to receive $52,803 pursuant to subscription agreements entered into April 30, 2007. The balance of our cash requirements for the next 12 months (beginning July 2007) was $485,579. We intend to raise the remaining $485,579 required from private placements and/or possibly two registered public offerings (either self-underwritten or through a broker-dealer) within the next few months. There is no assurance that we will raise sufficient fund to fully carry out our business plan.

If we are successful in raising the money, we will then apply to have our common shares listed on the OTC Bulletin Board. Our common stock is currently not quoted on the OTC Bulletin Board. Also, there is no assurance that we can be traded on the OTC Bulletin Board. The NASD, which regulates the OTC Bulletin Board, has applied to the SEC to allow additional restrictions and requirements upon the part of OTC Bulletin Board securities. We cannot guarantee that we will meet these requirements.

If we are successful in obtaining a quotation for our common stock on the OTC Bulletin Board, we then intend to raise an additional financing of approximately $180,000 through private placements, loans, or possibly through a registered direct offering. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Liquidity and Capital Resources

As of June 30, 2007, we had a working capital surplus of $196,831 and cash of $214,421. Our book tangible assets were $74,899 or $0.014 per share as of June 30, 2007. Our accumulated deficit was $80,831 as at June 30, 2007. Our net loss of $80,831 from February 9, 2000(date of inception) to June 30, 2007 was mostly funded by our equity financing. During the six months ended June 30, 2007, we raised $117,602 in equity finance. During the six months ended June 30, 2007, we received a loan of $150,000 under the 8% convertible promissory note (described below) from Capital Alliance Group Inc. As at June 30, 2007, a total of $154,208, including accrued interest, was due to Capital Alliance. Therefore, the increase in cash during the three months ended June 30, 2007 was $214,421.

On February 9, 2007 we entered into an 8% convertible promissory note (the “Convertible Note”) with Capital Alliance, whereby Capital Alliance loaned us $150,000. In accordance with the Convertible Note, before February 9, 2009 CAG has the right to convert all, or a portion of, the loan principal amount of the adaptable note into our common shares at a conversion price of $0.01 per share. If Capital Alliance converts the entire Convertible Note, they will receive 15,000,000 of our common shares, which will equal approximately 75% of our issued and outstanding common shares. Our Director Tim Leong is the Chief Financial Officer and Senior Vice President of Capital Alliance and our Director Toby Chu is a Director and the President and Chief Executive Officer of Capital Alliance.

On April 30, 2007 we entered into subscription agreements whereby five non US investors agreed to provide us with approximately $131,958 in exchange for our common shares at a price of $0.22 per share. As of June 30, 2007, we received cash of $117,602 and we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds of $14,356.

We used net cash of $57,389 in operations activities for the six months ended June 30, 2007 compared to $0 during the same period in 2006. From February 9, 2000 (date of inception) to June 30, 2007 we have used $57,889 net cash in operating activities. During the six months ended June 30, 2007, our monthly cash requirement was approximately $9,600. We currently do not have any investing activities. For the six months ended June 30, 2007, we received net cash of $271,810 or approximately

45,300 per month from financing activities compared to $0 received in net cash from financing activities for the six months ended June 30, 2006. From February 9, 2000 (date of inception) to June 30, 2007 we have accumulated net cash of $272,310 from our financing activities.

If we expand in the future, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We anticipate that we will need approximately $700,000 per year or approximately $58,400 per month beginning in the fall of 2007 to pay salaries to employees or consultants working in the area of marketing and sales if we are successful in entering into a joint venture with Live-Interactive Technology, which includes $4,600 monthly for general and administrative expenses, $44,000 monthly for salaries, $4,000 monthly for professional fees and $5,800 monthly for other expenses.

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

Known Material Trends and Uncertainties

As of June 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Employees

As of June 30, 2007, we have no part time or full time employees. Our directors and officers work part time as independent contractors and work in the areas of business development and management. They currently contribute approximately 5 hours a week to us. We currently engage independent contractors in the areas of accounting, auditing and legal services.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. Our planned expenditures on our acquisition activities are summarized above under the section of this quarterly report entitled “Plan of Operations.”

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Asia Interactive and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

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

On April 30, 2007 we entered into subscription agreements whereby five non US investors agreed to provide us with approximately $131,958 in exchange for our common shares at a price of $0.22 per share. As of June 30, 2007, we received cash of $117,602 and as of June 30, 2007 we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds, approximately $14,356. These shares will be issued without a prospectus pursuant to Regulation S of the Securities Act.

The offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act were made on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit	Exhibit
Number	Description

10.1	8% Convertible Promissory Note with Capital Alliance Group Inc. (1)

10.2	Bridge Loan Agreement with Live-Interactive Technology Ltd. (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

1.	Included as exhibits on our Form 10-KSB Annual Report filed April 2, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date:	August 14, 2007	Ken Ng
President, Chief Executive Officer, Chief
Financial Officer