Form 10QSB
period 2007-09-30
Asia Interactive Media Inc.
filed 2007-11-15
CIK 1172318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549 FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________To ______________________

Commission file number 000-49768

Asia Interactive Media Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) Level 30, Bank of China Tower, 1 Garden Road, Central Hong Kong (Address of principal executive offices)	43-195-4778 (I.R.S. Employer Identification No.) Not Applicable (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2007, the registrant’s outstanding common stock consisted of 5,000,000 shares.

2

PART I – FINANCIAL INFORMATION Safe Harbor Statement

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United
States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

ITEM 1. Financial Statements

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”,
“we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Asia Interactive Media Inc.
(previously Black Gardenia Corp.)
(A Development Stage Company)

September 30, 2007

Index
Balance Sheet	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statement of Stockholders’ Equity	F–5
Notes to the Financial Statements	F–6

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2007	2006
	$	$
Assets

Current Assets
Cash	567,131	–

Total Current Assets	567,131	–

Loan receivable (Note 3)	89,757	–

Total Assets	656,888	–

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	6,629	2,833
Due to related party (Note 5)	17,229	13,384

Total Current Liabilities	23,858	16,217

Loan Payable (Note 4)	157,233	–

Total Liabilities	181,091	16,217

Contingency (Notes 1)
Stockholders’ Deficit
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value;
5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Stock Subscriptions (Note 7)	583,472	–
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(145,803)	(54,345)

Total Stockholders’ Equity (Deficit)	475,797	(16,217)

Total Liabilities and Stockholders’ Equity (Deficit)	656,888	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the nine	For the nine
	(Date of Inception)	months ended	Months ended	months ended	Months ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses
General and administrative	145,803	64,972	2,340	91,458	34,584

Total Operating Expenses	145,803	64,972	2,340	91,458	34,584

Net Loss	(145,803)	(64,972)	(2,340)	(91,458)	(34,584)

Net Loss Per Share - Basic and Diluted		(0.01)	–	(0.02)	(0.01)

Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the nine	For the nine
	(Date of Inception)	months ended	months ended
	To September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(145,803)	(91,458)	(34,584)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	23,000

Change in operating assets and liabilities
Loan receivable	(89,757)	(89,757)	–
Accounts payable and accrued liabilities	6,629	3.796	11,584
Due to related party	17,229	3,845	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(174,074)	(173,574)	–

Financing Activities

Loan payable	157,233	157,233	–
Common stock	500	–	–
Stock subscriptions	583,472	583,472	–

Net Cash Provided by Financing Activities	741,205	740,705	–

Net Increase in Cash	567,131	567,131	–
Cash – Beginning of Period	–	–	–

Cash – End of Period	567,131	567,131	–

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to September 30, 2007
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$
Balance – February 9, 2000
(Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	450
Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(91,458)	(91,458)

Balance – September 30, 2007	5,000,000	50	450	(145,803)	(145,303)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.) (A Development Stage Company) Notes to Financial Statements (Expressed in U.S. Dollars)

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2007, the Company had a working capital surplus of $543,273 and has accumulated losses of $145,803 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Summary of Significant Accounting Policies (continued)

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds to Live-Interactive on an interest-free basis with all amounts due on May 16, 2007. The loan was not repaid by May 16, 2007, and the due date has been extended indefinitely until repaid. Interest at 15% per annum is charged on the outstanding amount. On July 10, 2007, the Company entered into a second Bridge Loan Agreement with Live-Interactive whereby the Company agreed to loan funds to Live-Interactive on an interest-free basis with all amounts due on October 10, 2007. On September 1, 2007, the Company entered into a third Bridge Loan Agreement with Live-Interactive whereby the Company agreed to loan funds to Live-Interactive on an interest-free basis with all amounts due on December 1, 2007. As at September 30, 2007, a total of $89,757, including accrued interest, was owing from Live-Interactive.

4.	Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with Capital Alliance Group Inc. (“CAG”), a company based in Canada, whereby CAG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CAG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CAG would have direct beneficial control of 75% of the Company. As at September 30, 2007, a total of $157,233, including accrued interest, was due to CAG.

5.	Related Party Transactions

At September 30, 2007, the Company is indebted to Tokay Sequoia Management Company Ltd., the majority shareholder of the Company, in the amount of $17,229, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Funds totalling $465,870 were received pursuant to a private placement of the Company’s common stock at $0.50 per share. The $465,870 is part of a private placement of 1,000,000 shares at $0.50 per share. To date, no shares have been issued or registered under this private placement. A total of $500,000 will be received upon completion of the private placement, at which time the shares will be issued and registered.

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

The second Bridge Loan (see Note 3) was not repaid by Live-Interactive on October 10, 2007. In accordance with the Bridge Loan Agreement with Live-Interactive, the due date has been extended indefinitely until repaid. Effective October 10, 2007, interest at 15% per annum is being charged on the outstanding amount.

ITEM 2. Management Discussion and Analysis of Financial Condition / Plan
of Operations

Overview

We were incorporated as a Nevada company on February 9, 2000, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We are currently negotiating to enter into a joint venture agreement with
Dongguan Live Interactive Technology Company Limited (“Live Interactive Technology”)
to co-develop and co-market an employment search website, www.fiva.cn.

We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden
Road, Central, Hong Kong, and our telephone number is 011-852-9836-2643. We do not have any subsidiaries.

On January 15, 2007 Toby Chu, Tim Leong and Allen Chu were appointed as directors.
On January 26, 2007, Amy Ng resigned as our President and director and we appointed
Toby Chu as President and Chief Executive Officer and Tim Leong as our Secretary and
Chief Financial Officer.

On July 23, 2007 Toby Chu resigned as our President and Chief Executive Officer and
Tim Leong resigned as our Chief Financial Officer and Secretary. On the same day we appointed Ken Ng as a director and as our President, Chief Executive Officer, Chief
Financial Officer, Secretary and Treasurer, and we appointed Wayne Lio as our Chief
Operating Officer. We agreed to pay a monthly salary of approximately $2,200 to Mr.
Lio. There is no monthly salary for Mr. Ng. Mr. Chu and Mr. Leong continue as our directors.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and
Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

As of November 7, 2007, we had 5,000,000 shares of common stock outstanding and two stockholders of record. As of November 7, 2007 we had no warrants and no options outstanding, but we did have an outstanding convertible note which, if exercised, would convert to 15,000,000 shares at $0.01 per share. These 15,000,000 shares would be
75% of our common shares outstanding as of November 7, 2007.

Results of Operations

Revenue

Since February 9, 2000 (date of inception) to September 30, 2007, we have not generated any revenues. We had total assets of $656,888, total liabilities of $181,091, and an accumulated deficit of $145,803 as of September 30, 2007.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions, mergers, joint ventures or other strategic transactions. We anticipate that we will incur substantial losses over the next two years.

Net Loss

Since February 9, 2000 (date of inception) to September 30, 2007, we incurred net losses of $145,803. Our net loss increased $56,874 from $34,584 for the nine months ended September 30, 2006 to $91,458 for the same period in 2007. Our net loss increased $62,632 from $2,340 for the three months ended September 30, 2006 to
$64,972 for the same period in 2007. The increase in net loss was a result of increased day to day operating activities.

Our net loss per share was $0.02 for the nine months ended September 30, 2007 compared to $0.01 for the same period in 2006. Our net loss per share was $0.01 for the three months ended September 30, 2007 compared to $nil for the same period in 2006.

Expenses

From February 9, 2000 (date of inception) to September 30, 2007, we accumulated total expenses of $145,803. Our total expenses increased $56,874 or 164% to $91,458 for the nine months ended September 30, 2007 from $34,584 for the same period in 2006.
Our total expenses increased $62,632 to $64,972 for the three months ended
September 30, 2007 from $2,340 for the same period in 2006. The increase in our total expenses was mainly due to increased professional fees and management fees. Our professional fees included accounting, audit and legal fees. The increase in professional fees was due to additional legal and auditing services provided and an increased cost in accounting services. The increase in our management fees was due to new engagement of our Chief Operating Officer.

All of our expenses to date have consisted of general and administrative expenses. Our general and administrative expenses include cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs, salaries and professional fees.

Plan of Operation

We are currently negotiating to enter into a joint venture agreement with Live Interactive
Technology to co-develop and co-market an employment search website, www.fiva.cn.
Live Interactive Technology, a Chinese company, has a special focus on website development services for internet job search engines. In addition to engaging in negotiations with Live Interactive Technology, we have loaned it funds to sustain its operations and provided it with business development consulting services at no cost. As at September 30, 2007, Live Interactive owned us a total of $89,757, including accrued interest.

On February 16, 2007, we entered into a bridge loan agreement with Live Interactive
Technology whereby we agreed to loan approximately $32,000 to Live Interactive
Technology on an interest-free basis with all amounts due on May 16, 2007. The loan was not repaid on May 16, 2007 and the due date has been extended indefinitely until repaid. Interest at 15% per annum is charged on the outstanding amount.

On July 10, 2007, we entered into a second bridge loan agreement with Live Interactive
Technology whereby we agreed to loan approximately $18,440 to Live Interactive
Technology on an interest-free basis with all amounts due on October 10, 2007. This loan was not repaid on October 10, 2007 and the due date has been extended indefinitely until repaid. Effective October 10, 2007, interest at 15% per annum is being charged on the outstanding amount.

On September 1, 2007, we entered into a third bridge loan agreement with Live
Interactive Technology whereby we agreed to loan approximately $39,800 to Live
Interactive Technology on an interest-free basis with all amounts due on December 5,
2007.

On February 9, 2007 we entered into an 8% convertible note with Capital Alliance whereby Capital Alliance loaned us $150,000. In accordance with the convertible note, before February 9, 2009 Capital Alliance has the right to convert all, or a portion of, the loan principal amount of the adaptable note into our common shares at a conversion price of $0.01 per share. If Capital Alliance converts the entire convertible note, they will receive 15,000,000 of our common shares, which will equal approximately 75% of our current issued and outstanding common shares. As at September 30, 2007, a total of
$157,233, including accrued interest, was due to Capital Alliance.

We are reviewing other businesses for potential acquisitions on an ongoing basis. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed acquisitions, joint ventures or other strategic transactions, and our ability to develop our acquired businesses.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital surplus of $543,273 and cash of
$567,131. Our book tangible assets were $475,797 or $0.01 per share as of September
30, 2007. Our net loss of $145,803 from February 9, 2000 (date of inception) to
September 30, 2007 was mostly funded by our equity financing.

During the nine months ended September 30, 2007, we raised $583,472 from the sale of our common stock and we received a loan of $150,000 under the 8% convertible note from Capital Alliance. The increase in cash during the nine months ended September
30, 2007 was $567,131, mainly due to the sale of our common stock for cash.

On April 30, 2007 we entered into subscription agreements whereby five non US investors agreed to provide us with approximately $131,958 in exchange for our common shares at a price of $0.22 per share. As of September 30, 2007, we received cash of $117,602 and we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds of $14,356.

On July 1, 2007 we entered into subscription agreements whereby 62 non-US investors agreed to provide us with approximately $500,000 in exchange for our common shares at a price of $0.50 per share. As of September 30, 2007, we received cash of $465,870 and we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds of $34,130.

We used net cash of $173,574 in operations activities for the nine months ended
September 30, 2007 compared to $0 during the same period in 2006. For the nine months ended September 30, 2007, we received net cash of $740,705 from financing activities compared to $0 received in net cash from financing activities for the same period in 2006. We currently do not have any investing activities. During the nine months ended September 30, 2007, our monthly cash requirement was approximately $19,000.

If we expand in the future, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning November 2007) will be approximately $750,000 as listed in the table below. These estimates will change significantly if we cease our current operations or if we acquire other businesses.

Description	Estimated Amount

Salaries	$525,000

General and administration expenses	$55,000

Investor relations costs	$50,000

Travel expenses	$25,000

Professional fees	$50,000

Rent	$35,000

Utilities	$10,000

Total	$750,000

Our current ratio was 24 as at September 30, 2007. While we are currently in good short-term financial standing, we anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations.

As of September 30, 2007, we had cash of $567,131 on hand. We also expect to receive
$48,486 pursuant to subscription agreements. The balance of our cash requirements for the next 12 months (beginning November 2007) was $134,000. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. We may not raise sufficient fund to fully carry out our business plan.

We intend to raise an additional financing of approximately $180,000 through private placements or possibly through a registered direct offering in order to acquire other businesses. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Going Concern

We are a development stage company and have generated no revenues. We have not had any operating activities since our inception. We cannot guarantee we will be successful in our future business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Our operating history makes predictions of future operating results difficult to ascertain.
Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We are seeking equity financing to provide for the capital required to fully carry out our business plan. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing.

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

We have never generated any revenues and incurred significant operating losses from operations. We anticipate we will continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and debt financing to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern.
Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by our management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. The following is a brief discussion of the critical accounting policies and methods used by us.

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

Employees

As of September 30, 2007, we have no part time or full time employees. Our Chief
Operating Officer works full time as an independent contractor. We do not have a written agreement with him. Our other directors and officers work part time as independent contractors and work in the areas of business development and management. They currently contribute approximately 5 hours a week to us. We currently engage independent contractors in the areas of accounting, auditing and legal services.

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

PART II – OTHER INFORMATION ITEM 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i)
a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. Unregistered Sales of Equity Securities

On July 1, 2007 we entered into subscription agreements whereby 62 non US investors agreed to provide us with approximately $500,000 in exchange for our common shares at a price of $0.50 per share. As of September 30, 2007, we received cash of $465,870 and we had not yet issued the shares to the investors. However, we plan to issue the shares after we receive the balance of funds of $34,130. These shares will be issued without a prospectus pursuant to Regulation S of the Securities Act of 1933.

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
person.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits Exhibit Exhibit Number Description

10.1	Bridge Loan Agreement with Live Interactive Technology dated July 10, 2007

10.2	Bridge Loan Agreement with Live Interactive Technology dated September 1, 2007

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Interactive Media Inc. (Registrant)

/s/ Ken Ng
Date:November , 2007	Ken Ng
President, Chief Executive Officer, Chief
Financial Officer

