Form 10-K
period 2007-12-31
Asia Interactive Media Inc.
filed 2008-03-31
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-49768

ASIA INTERACTIVE MEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Level 30, Bank of China Tower	011-852-9836-2643
1 Garden Road, Central, Hong Kong, China	(Registrant’s telephone number, including area code)
(Address of principal executive offices) (ZIP Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12(g) of the Act: Common Shares $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant: $0.

Number of common shares outstanding as at March 26, 2008: 6,634,691

PART I

Item 1. Description of Business Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Asia Interactive" mean Asia Interactive Media Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated. China's national currency is the “¥” or “RMB”.

Our Business

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

We are in the developmental stage since inception and have very little operations to date. We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

We are currently negotiating to enter into a joint venture agreement with Live Interactive Technology Limited to co-develop and co-market an employment search website, www.fiva.cn. Live Interactive is a Chinese company which has a special focus on providing website development services for internet job search engines. In addition to engaging in negotiations with Live Interactive, we have lend them money and provided them with some business development consulting services at no cost. We are also reviewing other businesses for potential acquisition.

On February 9, 2007, CIBT Education Group Inc., a related party, loaned to us, $150,000 in exchange for an 8% convertible promissory note due February 9, 2009 in connection with its divestiture plan. CIBT Education Group is a public company listed on the TSX Venture Exchange. Toby Chu and Tim Leong are officers and directors of CIBT Education Group. Both Mr. Chu and Mr. Leong have served on our Board of Directors since January 15, 2007. Additionally, from January 15, 2007 to July 23, 2007, Mr. Chu served as our President and Chief Executive Officer and Mr. Leong served as our Chief Financial Officer and Secretary. We had intended to acquire Irix Design Group Inc., an internet based marketing company and wholly-owned subsidiary of CIBT Education Group. Our negotiations with CIBT Education Group were stalled, however, because we were unable to reach an agreement with CIBT Education Group regarding the valuation of Irix Design Group. Though we may resume our negotiations with CIBT Education Group regarding the acquisition, we do not currently foresee being able to successfully negotiate our purchase of Irix Design Group.

Material Agreements

As of November 16, 2007, we entered into a new bridge loan agreement with Live Interactive Technology Ltd. to replace our three bridge loan agreements with Live Interactive respectively dated on February 16, 2007, July 10, 2007 and September 1, 2007. Pursuant to the new bridge loan agreement, we agreed lend Live Interactive a maximum of approximately $195,000 (¥1,500,000). We may lend the money to Live Interactive in one or more sub-loans. The date and amount of each sub-loan will be agreed by both parties. The sum of all outstanding sub-loans made by us to Live Interactive will constitute the “principal sum”. The principal sum will be due on the earlier of (i) ten days after the closing of the acquisition of Live Interactive by us; or (ii) three months from the date which a sub-loan is actually wired to the bank account designated by Live Interactive. Live Interactive will pay no interest on the principal sum as long as the principal sum is paid in full on or before the due date. In the event that Live Interactive does not pay us the full principal sum by the due date, then Live Interactive shall begin to pay interest from the due date until the principal sum is paid in full at a rate of 15% per annum. As at December 31, 2007, Live Interactive owned us an aggregate of $152,966, including accrued interest, under this agreement.

On February 9, 2007 we entered into an 8% convertible promissory note with CIBT Education Group Inc., a related party, whereby CIBT Education Group loaned us $150,000 due on February 9, 2009. In accordance with the convertible promissory note, before February 9, 2009 CIBT Education Group has the right to convert all, or a portion of, the loan principal amount of the convertible promissory note into our common shares at a conversion price of $0.01 per share. If CIBT Education Group converts all of their shares, they will receive 15,000,000 of our common shares which will equal 69% of our issued and outstanding common shares as at March 26, 2008. As at December 31, 2007, we owed CIBT Education Group an aggregate of $160,258 including accrued interest.

Development

On January 15, 2007 Toby Chu, Tim Leong and Allen Chu were appointed as directors. On January 26, 2007, Amy Ng resigned as our President and director and we appointed Toby Chu as President and Chief Executive Officer and Tim Leong as our Secretary and Chief Financial Officer.

On February 9, 2007 we entered into an 8% convertible promissory note with CIBT Education Group Inc., a related party, whereby CIBT Education Group loaned us $150,000 due on February 9, 2009.

On March 22, 2007 we changed our name from “China Interactive Media Inc.” to Asia Interactive Media Inc.”

On July 23, 2007 Toby Chu resigned as our President and Chief Executive Officer and Tim Leong resigned as our Chief Financial Officer and Secretary. On the same day we appointed Ken Ng as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and we appointed Wayne Lio as our Chief Operating Officer. We agreed to pay a monthly salary of approximately $2,200 to Mr. Lio. There is no monthly salary for Ken Ng. Toby Chu, Tim Leong and Allen Chu continue as our directors.

On January 8, 2008 we completed several private placements and raised an aggregate of $649,299. We issued 599,808 common shares at $0.22 per share for cash proceeds of $131,958. We issued 54,250 common shares at $0.50 per share for cash proceeds of $27,125. Also, we issued 980,433 units at $0.50 per unit for cash proceeds of $490,216. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share at a price of $1.00 per share until January 8, 2009.

Intellectual Property

We have not filed for any protection of our trademark for Asia Interactive. We do not own any intellectual property as of March 26, 2008.

Research and Development

We have not spent any amounts on research and development activities since our inception.

Employees

As of March 26, 2008, we have no part time or full time employees. Our Chief Operating Officer works full time as an independent contractor. We do not have a written agreement with him. Our other directors and officers work part time as independent contractors and work in the areas of business development and management. They currently contribute approximately 5 hours a week to our business. We currently engage independent contractors in the areas of accounting, auditing and legal services.

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

SEC Shell Company Rules. On June 29, 2005, the SEC adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July 21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

1.	are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company;

2.	must include current Form 10 information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

3.	must file financial statements within four days about the transaction; and

4.	where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

Prior to the new rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-K. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company. These rule changes will add additional cost onto completing a merger or acquisition transaction and may make us less attractive as a means of going public.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Many of these new requirements will affect us and our board of directors. For instance, under the SOA we are required to:

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

Environmental Law. To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Item 1A. Risk Factors Not Applicable. Item 1B. Unresolved Staff Comments None. Item 2. Properties

We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong, which is the address of Amy Ng, the sibling of Ken Ng, our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. To our knowledge, Ms. Ng also has dispositive and voting control with respect to securities held by Tokay Sequoia Management Company Ltd., our significant shareholder. We do not pay for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations.

Item 3. Legal Proceedings

As of March 26, 2008, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. We intend to apply for quotation of our common stock on the OTC Bulletin Board. However, we cannot guarantee that we will obtain a listing. There is no trading activity in our securities and there can be no assurance that a regular trading market for our common stock will ever be developed.

A market maker sponsoring a company's securities is required to obtain a listing of the securities on any of the public trading markets, including the OTC Bulletin Board. If we are unable to obtain a market maker for our securities, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

We intend to apply for listing of the securities on the OTC Bulletin Board, but there can be no assurance that we will be able to obtain this listing. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of March 26, 2008, there were 71 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of March 25, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported from September 30, 2007 to December 31, 2007.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenue

Since February 9, 2000 (date of inception) to December 31, 2007, we have not generated any revenues. We had total assets of $736,478, total liabilities of $200,984, and an accumulated deficit of $150,934 as of December 31, 2007.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions, mergers, joint ventures or other strategic transactions. We anticipate that we will incur substantial losses over the next two years.

Net Loss

Since February 9, 2000 (date of inception) to December 31, 2007, we have incurred net losses of $150,934. Our net loss increased $57,372 from $39,217 for the fiscal year ended December 31, 2006 to $96,589 for the same period in 2007. The increase in net loss was a result of increased day to day operating activities.

Our net loss per share was $0.02 for the fiscal year ended December 31, 2007 compared to $0.01 for the same period in 2006.

Expenses

From February 9, 2000 (date of inception) to December 31, 2007, we accumulated total operating expenses of $150,934. Our total operating expenses increased $57,372 or 146% to $96,589 for the fiscal year ended December 31, 2007 from $39,217 for the same period in 2006. Our operating expenses consists entirely of general and administrative expenses which include cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs, salaries and professional fees.

The increase in our total expenses was mainly due to increased professional fees and management fees. The increase in professional fees was due to additional legal and auditing services provided and an increased cost in accounting services. The increase in our management fees was due to the engagement of our Chief Operating Officer.

Plan of Operations

We are currently negotiating to enter into a joint venture agreement with Live Interactive to co-develop and co-market an employment search website, www.fiva.cn. In addition to engaging in negotiations with Live Interactive, we have loaned it funds to sustain its operations and provided it with business development consulting services at no cost. We had intended to acquire Irix Design Group Inc., an internet based marketing company and wholly-owned subsidiary of CIBT Education Group Inc., a related party. Our negotiations with CIBT Education Group were stalled, however, because we were unable to reach an agreement with CIBT Education Group regarding the valuation of Irix Design Group. Though we may resume our negotiations with CIBT Education Group in the next 12 months regarding the acquisition, we do not currently foresee being able to successfully negotiate our purchase of Irix Design Group.

We entered into a new bridge loan agreement with Live Interactive on November 16, 2007 to replace our previous three bridge loan agreements with Live Interactive respectively dated on February 16, 2007, July 10, 2007 and September 1, 2007. Pursuant to the new bridge loan agreement, we have agreed to lend to Live Interactive a maximum of approximately $195,000 (¥1,500,000). We may lend the money to Live Interactive in one or more sub-loans. As at December 31, 2007, Live Interactive owned us an aggregate of $152,966, including accrued interest, under this agreement.

On February 9, 2007 we entered into an 8% convertible note with CIBT Education Group Inc., a related party, whereby CIBT Education Group loaned us $150,000. In accordance with the convertible note, before February 9, 2009 CIBT Education Group has the right to convert all, or a portion of, the loan principal amount of the adaptable note into our common shares at a conversion price of $0.01 per share. If CIBT Education Group converts the entire convertible note, they will receive 15,000,000 of our common shares, which will equal approximately 69% of our current issued and outstanding common shares as of March 26, 2008. As at December 31, 2007, a total of $160,258, including accrued interest, was due to CIBT Education Group.

If we are successful in entering into a joint venture agreement with Live Interactive, we will incur additional costs for personnel and expansion of business. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees.

We estimate that our expenses over the next 12 months (beginning March 2008) will be approximately $1,250,000 as listed in the table below. These estimates will change significantly if we cease our current operations or if we acquire other businesses.

Description	Estimated Amount
Payments of loans and accrued interests	$500,000
Salaries	$525,000
General and administration expenses	$55,000
Investor relations costs	$50,000
Travel expenses	$25,000
Professional fees	$50,000
Rent	$35,000
Utilities	$10,000
Total	$1,250,000

We plan to raise capital through private placements, loans or possibly a direct offering to carry out our business plan. However, there is no assurance that we can receive enough capital to meet our cash requirements.

We are reviewing other businesses for potential acquisitions on an ongoing basis. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed acquisitions, joint ventures or other strategic transactions, and our ability to develop our acquired businesses.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $583,512, total current liabilities of $40,726, and a working capital surplus of $542,786. As of December 31, 2007 we had cash of $583,512 in our bank accounts. Our book tangible assets were $535,494 or $0.08 per share as of December 31, 2007. Our net loss of $150,934 from February 9, 2000 (date of inception) to December 31, 2007 was mostly funded by our equity financing.

During the fiscal year ended December 31, 2007, we raised $648,300 from the sale of our common stock compared to $nil for the same period in 2006. During the fiscal year ended December 31, 2007, we received a loan of $150,000 under the 8% convertible note from CIBT Education Group Inc., a related party. The increase in cash during the fiscal year ended December 31, 2007 was $583,512, mainly due to the sale of our common stock for cash.

On January 8, 2008 we issued 599,808 common shares at $0.22 per share for cash proceeds of $131,958. We issued 54,250 common shares at $0.50 per share for cash proceeds of $27,125. Also, we issued 980,433 units at $0.50 per unit for cash proceeds of $490,216. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share at a price of $1.00 per share until January 8, 2009.

We used net cash of $225,046 in operations activities for the fiscal year ended December 31, 2007 compared to $nil during the same period in 2006. For the fiscal year ended December 31, 2007, we received net cash of $808,558 from financing activities compared to $nil received in net cash from financing activities for the same period in 2006. We currently do not have any investing activities. During the fiscal year ended December 31, 2007, our monthly cash requirement was approximately $19,000.

Our current ratio was 14 as at December 31, 2007. While we are currently in good short-term financial standing, we anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations.

We anticipate that our expenses over the next 12 months (beginning March 2008) will be approximately $1,250,000. As of December 31, 2007, we had cash of $583,512 on hand. The balance of our cash requirements for the next 12 months was approximately $667,000. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. We may not raise sufficient fund to fully carry out our business plan.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities., We evaluate these estimates on an on-going basis, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

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

Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

All financial statements meeting the requirements of Article 8 of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K, together with the Report of Certified Public Accountant thereon, are included in Item 15 of this Report commencing on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal years ended December 31, 2007 and 2006 have been included in this annual report in reliance upon Thomas J. Harris, Certified Public Accountant, as an expert in accounting and auditing.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s ICFR.

Management believes that the Company’s ICFR are currently ineffective at preventing or detecting a material misstatement in the financial statements because the following material weaknesses exist:

1.	The accounts payable and expenses may be overstated because there is lack of segregation of duties and therefore the Company is susceptible to fraud.

2.	Cash management may be a problem because the person in charge of writing cheques also reconciles the bank account. The cash in our bank account is a relatively small but material amount and is susceptible to misappropriation.

3.	There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There no software based accounting controls in place to prevent double entries, monitor performance, etc.

4.	There is a lack of entity wide controls establishing a “tone at the top”, including no audit committee, no policy on fraud and no code of ethics. A whistleblower policy is not necessary given the small size of the organization.

The recommendations to remediate these deficiencies are as follows:

1.	Hire an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.

2.	Obtain quotes for prevention and detection software in order to protect against fraud.

3.	Consider purchasing basic accounting software to record accounting transactions and print cheques. However, a basic accounting program may not be GAAP compliant and may not provide an adequate audit trail. The Company needs to evaluate all options.

4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.

5.	Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of March 31, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2007.

Name and Age	Position(s) Held in Asia Interactive	Tenure	Other Directorships Held by Director
Ken Ng , 42	President, Chief	From July 23, 2007 to present	n/a
Executive Officer and Chief Financial Officer, Secretary,
and Treasurer

Toby Chu, 46	Director	From January 15, 2007 to present	a director, President and Chief Executive Officer of CIBT
Education Group Inc. (1) since 1994 to present
Tim Leong, 45	Director	From January 15, 2007 to present	n/a
Allen Chu, 57	Director	From January 15, 2007 to present	n/a
Wayne Lio, 33	Chief Operating Officer	From July 23, 2007 to n/a present	n/a

(1) CIBT Education Group Inc. is a related party and a public company under the symbol “CPT” on the TSX Venture Exchange and “CBTGF” on the OTC Bulletin Board.

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ken Ng, President, CEO, CFO, Secretary, and Treasurer

Ken Ng has been our President, CEO, CFO, Secretary and Treasurer since July 23, 2007. He manages our international business relations, business development, as well as legal and financial matters. From 2002 to present, Mr. Ng has been the Vice President of Pacifico Management Consultants, a company in the business of E-Commerce and software development.

Since 1991, Mr. Ng has owned and operated a number of business ventures throughout his career, ranging from start-up companies to well-established corporations, including ANO Office Automation, a computer technology company with over 60 employees. Mr. Ng has invested in several China based companies from 1997 to 2004. His wealth of knowledge and experience in dealing with China was instrumental in helping EssentialPay, an electronic payment services company, establish partnerships in China. Mr. Ng graduated from the British Columbia Institute of Technology in 1989 with a diploma of Electronic Engineering.

Toby Chu, Director

Toby Chu has been a director since January 15, 2007 and was our President and Chief Executive Officer from January 26, 2007 to July 23, 2007. Since 1994 to present Toby Chu has been the President, CEO and director of CIBT Education Group Inc., a related party and company primarily focusing on the education and training business in China. From March 1995 to November 1996 Toby Chu worked as a senior manager at Central Foods, Inc., a company in the business of food distribution. Mr. Chu has a diploma in business administration from Vancouver Community College in Vancouver, Canada.

Tim Leong, Director

Tim Leong has been our director since January 15, 2007 and was our Chief Financial Officer from January 26, 2007 to July 23, 2007. Since 1995 to present Tim Leong has been the Chief Financial Officer of CIBT Education Group Inc., a related party and company primarily focusing on the education and training business in China. Before 1995 Mr. Leong worked as Senior Manager at Dyke & Howard, Chartered Accountants and worked as an auditor at Price Waterhouse Chartered Accountants. Mr. Leong has a bachelor degree from Simon Fraser University in British Columbia, Canada, and he is a Charted Accountant in British Columbia.

Allen Chu, Director

We appointed Allen Chu to our Board of Directors on January 15, 2007. From May 1994 to November 2007 Allen Chu was a director of CIBT Education Group Inc., a related party. From March 2006 to present he has served as a network controller for Keywest Networks, a technological service company. From November 2000 to April 2001 he was self-employed as a technical support consultant for Seanix Technology, a company in the business of technology supplies and services. Allen Chu earned his Bachelor of Science degree in Computer Science from the University of British Columbia, and his Bachelor of Arts degree in Economics from the University of Alberta.

Wayne Lio, Chief Operating Officer

Wayne Lio serves full time as our Chief Operating Officer, while he is currently pursuing his MBA degree from the University of Wales (England). From 2005 to 2007, Mr. Lio served as a Principal Consultant and Analyst at Convoy Asset Management Ltd. of Hong Kong, a company in the business of financial planning and mutual funds. From 2000 to 2005, Mr. Lio was a Senior Officer at Hutchison Telecom in Macau providing technical services and support to clients. Mr. Lio started his career in 1995 after studying at the British Columbia Institute of Technology.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

Toby Chu and Allen Chu are brothers. Other than this relationship, there are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed. However, some were filed late.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11. Executive Compensation

The following table sets forth, as of December 31, 2007, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

	Annual Compensation				Long Term Compensation
	Summary Annual Compensation				Awards		Payouts
Name and	Year	Salary $	Bonus $	Other Annual	Restricted Stock Award(s) $	Securities Underlying	LTIP	All other compensation $
principal position				Compensation $		Options/SARs (#)	Payouts $
Ken Ng,	2007	0	0	0	0	0	0	0
President,	2006	0	0	0	0	0	0	0
CEO, CFO,
Secretary,
Treasurer
Toby Chu,	2007	0	0	0	0	0	0	0
Director (1)	2006	0	0	0	0	0	0	0
Tim Leong,	2007	0	0	0	0	0	0	0
Director (2)
	2006	0	0	0	0	0	0	0
Allen Chu,	2007	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0
Wayne Lio, COO	2007	30,000 (3)	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Amy Ng (4)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

(1) Toby Chu served as President and Chief Executive Officer from January 15, 2007 to July 23, 2007. Mr. Chu is currently serves on our Board of Directors.

(2) Tim Leong served as our Chief Financial Officer and Secretary from January 15, 2007 to July 23, 2007. Mr. Leong currently serves on our Board of Directors.

(3) Represents fees of $6,000 per month earned by Wayne Lio’s for his services as Chief Operations Officer from August to December 31, 2007. Of the $30,000 earned, $11,250 has been paid and the balance of $11,220 is payable.

(4) Amy Ng was our director, President, CEO and CFO from February 24, 2006 to January 26, 2007.

We do not have any management or consulting agreements. We made no grants of stock options or stock appreciation rights since our inception to December 31, 2007.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.

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

Change of Control

As of March 26, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2008 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and	Percent of	Percent of
		Nature of	Class (2)	Class (3)
		Beneficial	(%)	(%)
		Ownership (1)
		(#)
Ken Ng (4)	Common Share	0	0	0
Toby Chu (5)	Common Share	0	0	0
Tim Leong (6)	Common Share	0	0	0
Allen Chu (7)	Common Share	0	0	0
Wayne Lio (8)	Common Share	0	0	0
All Officers and Directors as a Group	Common Share	0	0	0
Tokay Sequoia Management Company Ltd. (9)	Common Share	5,092,988	77	24
CIBT Education Group Inc. (10)	Common Share	15,000,000 (11)	n/a	69

(1) The number and percentage of shares beneficially owned is determined under of the SEC and the information is not necessarily indicative of beneficial ownership any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which individual has the right to acquire within 60 days through the exercise of any stock or other right. The persons named in the table have sole voting and investment with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained the footnotes to this table.

(2) Based on 6,634,491 shares of our common stock issued and outstanding as of March 26, 2008.

(3) Based on 6,634,491 shares of common stock issued and outstanding as of March 26, 2008 plus the 15,000,000 commons shares issuable upon conversion of the convertible promissory note.

(4) Ken Ng is our President, CEO and CFO, Secretary and Treasurer.

(5) Toby Chu is our director.

(6) Tim Leong is our director.

(7) Allen Chu is our director.

(8) Wayne Lio is our Chief Operating Officer.

(9) To our knowledge, Amy Ng has a voting and dispositive control with respect to securities owned by Tokay Sequoia Management Company Ltd. Amy Ng and Ken Ng, our President, CEO, CFO, Secretary and Treasurer, are siblings.

(10) Our director, Toby Chu is President of CIBT Education Group Inc. Our director, Tim Leong is CEO and CFO of CIBT Education Group Inc.

Item 13. Certain Relationships, Related Transactions and Director Independence

At December 30, 2007, we are indebted to Tokay Sequoia Management Company Ltd., our significant shareholder, in the amount of $17,312, representing expenses paid on our behalf. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditor, Thomas J. Harris, for the audit of our annual financial statements for the year ended December 31, 2006 and 2007 and any other fees billed for other services rendered by Thomas J. Harris during these periods. All fees are paid by US dollars.

	Year Ended December 31, 2006	Year Ended December 31, 2007
Audit fees	$5,000	$8,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$5,000	$8,750

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Exhibit NumberDescription

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation dated March 2, 2000 (1)
3.3	Certificate of Amendment to Articles of Incorporation dated February 23, 2007 (2)
3.4	Certificate of Amendment to Articles of Incorporation dated March 22, 2007 (2)
3.5	Bylaws (1)
10.1	Convertible Promissory Note with CIBT Education Group Inc. dated February 9, 2007 (3)
10.2	Bridge Loan Agreement with Live Interactive Technology Ltd. dated March 16, 2007.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Included as exhibits to our Form 10-SB filed on April 30, 2002.
(2)	Included as exhibits to our Form 8-K filed on March 28, 2007.
(3)	Included as an exhibit to our Form 10-KSB filed on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: March 31, 2008	Ken Ng
President, Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Ng	President, Chief Executive	March 31, 2008
Ken Ng	Officer, Chief Financial
Officer, Secretary, Treasurer

/s/ Toby Chu	Director	March 31, 2008
Toby Chu

/s/ Tim Leong	Director	March 31, 2008
Tim Leong

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
December 31, 2007
Index
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statement of Stockholders’ Equity	F–5
Notes to the Financial Statements	F–6

F-1

THOMAS J. HARRIS CERTIFIED PUBLIC ACCOUNTANT 3901 STONE WAY N., SUITE 202 SEATTLE, WA 98103 206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA, INC
Vancouver, B.C., Canada

We have audited the balance sheets of ASIA INTERACTIVE MEDIA, INC. a development stage company, as at DECEMBER 31, 2007, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the period from inception February 9, 2000 to DECEMBER 31, 2007. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASIA INTERACTIVE MEDIA, INC a development stage company, as of December 31, 2007 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA March 12, 2008

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash	583,512	–
Total Current Assets	583,512	–
Loan receivable (Note 3)	152,966	–
Total Assets	736,478	–
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	23,414	2,833
Due to related party (Note 5)	17,312	13,384
Total Current Liabilities	40,726	16,217
Loan Payable (Note 4)	160,258	–
Total Liabilities	200,984	16,217
Contingency (Notes 1)
Stockholders’ Equity (Deficit)
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value;
5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Stock Subscriptions (Note 7)	648,300	–
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(150,934)	(54,345)
Total Stockholders’ Equity (Deficit)	535,494	(16,217)
Total Liabilities and Stockholders’ Equity (Deficit)	736,478	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$
Revenue	–	–	–
Operating Expenses
General and administrative	150,934	96,589	39,217
Total Operating Expenses	150,934	96,589	39,217
Net Loss	(150,934)	(96,589)	(39,217)
Net Loss Per Share - Basic and Diluted		(0.02)	(0.01)
Weighted Average Shares Outstanding		5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(150,934)	(96,589)	(39,217)
Adjustment to reconcile net loss to net cash used in
operating activities
Donated expenses	23,000	–	23,000
Change in operating assets and liabilities
Loan receivable	(152,966)	(152,966)	–
Accounts payable and accrued liabilities	23,414	20,581	2,833
Due to related party	17,312	3,928	13,384
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(225,546)	(225,046)	–
Financing Activities
Loan payable	160,258	160,258	–
Common stock	500	–	–
Stock subscriptions	648,300	648,300	–
Net Cash Provided by Financing Activities	809,058	808,558	–
Net Increase in Cash	583,512	583,512	–
Cash – Beginning of Period	–	–	–
Cash – End of Period	583,512	583,512	–
Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to December 31, 2007
(Expressed in US dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	450
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(96,589)	(96,589)
Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.) (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. Dollars) December 31, 2007

1.	Nature of Business and Continuance of Operations

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2007, the Company had a working capital surplus of $736,478 and has accumulated losses of $150,934 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.) (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. Dollars) December 31, 2007

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.) (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. Dollars) December 31, 2007

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended as of November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at December 31, 2007, a total of $152,966, including accrued interest, was owing from Live-Interactive.

4.		Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with CIBT Education Group Inc. (“CEG”) (previously named Capital Alliance Group Inc.), a company based in Canada, whereby CEG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CEG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CEG would have direct beneficial control of 75% of the Company. As at December 31, 2007, a total of $160,258, including accrued interest, was due to CEG.

5.		Related Party Transactions

At December 31, 2007, the Company is indebted to Tokay Sequoia Management Company Ltd., the majority shareholder of the Company, in the amount of $17,312, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

6.		Officers Advances

Mr. Harry Miller, a former officer of the Company (“Mr. Miller”), advanced funds to the Company to pay for operating costs incurred by it. These funds were interest free. The balance due of $14,628 was forgiven by Mr. Miller and recorded as donated capital during the period ended March 31, 2006. Refer to Note 8.

Asia Interactive Media Inc. (previously Black Gardenia Corp.) (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. Dollars) December 31, 2007

7.	Stock Subscriptions

Funds totalling $131,958 were received pursuant to a private placement of the Company’s common stock at $0.22 per share. The $131,958 is part of a private placement of 599,808 shares at $0.22 per share. To date, no shares have been issued or registered under this private placement.

Funds totalling $516,342 were received pursuant to a private placement of the Company’s common stock at $0.50 per share. The $516,342 is part of a private placement of 1,032,683 shares at $0.50 per share. To date, no shares have been issued or registered under this private placement.

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