Form 10-Q
period 2008-03-31
Asia Interactive Media Inc.
filed 2008-05-15
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To______________________

Commission file number 000-49768

Asia Interactive Media Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 30, Bank of China Tower,
1 Garden Road, Central Hong Kong	011-852-9836-2643
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐ No☐

As of May 8, 2008, the registrant’s outstanding common stock consisted of 6,634,491 shares.

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc.
(previously Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)

March 31, 2008

Index
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statement of Stockholders’ Equity	F–5
Notes to the Financial Statements	F–6

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2008	December 31,2007
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	565,079	583,512
Total Current Assets	565,079	583,512
Loan receivable (Note 3)	157,804	152,966
Total Assets	722,883	736,478
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	29,693	23,414
Due to related party (Note 5)	17312	17,312
Total Current Liabilities	47,005	40,726
Loan Payable (Note 4)	163,250	160,258
Total Liabilities	210,255	200,984
Contingency (Notes 1)
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,491 shares Issued and outstanding	67	50
Additional Paid-in Capital	648,733	450
Stock Subscriptions (Note 7)	–	648,300
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(173,800)	(150,934)
Total Stockholders’ Equity (Deficit)	512,628	535,494
Total Liabilities and Stockholders’ Equity (Deficit)	722,883	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception)	For the three months ended	For the three months ended
	to March 31, 2008	March 31, 2008	March 31, 2007
	$	$	$
Revenue	–	–	–
Operating Expenses
General and administrative	173,800	22,866	13,753
Total Operating Expenses	173,800	22,866	13,753
Net Loss	(173,800)	(22,866)	(13,753)
Net Loss Per Share - Basic and Diluted		–	–
Weighted Average Shares Outstanding		6,634,491	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception)	For the three months ended	For the three months ended
	to March 31, 2008	March 31, 2008	March 31, 2007
	$	$	$
Operating Activities
Net loss	(173,800)	(22,866)	(13,753)
Adjustment to reconcile net loss to net cash used in
operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(157,804)	(4,838)	(30,715)
Accounts payable and accrued liabilities	29,693	6,279	4,185
Due to related party	17,312	–	3,794
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(246,971)	(21,425)	(36,489)
Financing Activities
Loan payable	163,250	2,992	151,215
Common stock	67	17	–
Additional paid-in capital	648,733	648,283	–
Stock subscriptions	–	(648,300)	99,887
Net Cash Provided by Financing Activities	812,050	2,992	251,102
Net Increase in Cash	565,079	(18,433)	214,613
Cash – Beginning of Period	–	583,512	–
Cash – End of Period	565,079	565,079	214,613
Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to March 31, 2008
UNAUDITED
(Expressed in U.S. Dollars)

	Shares	Amount	Additional Paid-in Capital (Discount)	Deficit Accumulated During the Exploration Stage	Total
	$	$	$	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(96,589)	(96,589)
Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)
January 8, 2008 – Issuance of stock for cash	1,634,491	17	648,283	–	648,300
Net loss	–	–	–	(22,866)	(22,866)
Balance – March 31, 2008	6,634,491	67	648,733	(173,800)	475,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

1.	Nature of Business and Continuance of Operations
Asia Interactive Media, Inc. (previously Black Gardenia Corp), Black Gardenia Corp, herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2008, the Company had a working capital surplus of $518,074 and has accumulated losses of $173,800 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2	Summary of Significant Accounting Policies

	a)	Basis of Presentation

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

2	. Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at March 31, 2008, a total of $157,804, including accrued interest, was owing from Live-Interactive.

4.		Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with CIBT Education Group Inc. (“CEG”) (previously named Capital Alliance Group Inc.), a company based in Canada, whereby CEG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CEG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CEG would have direct beneficial control of 75% of the Company. As at March 31, 2008, a total of $163,250, including accrued interest, was due to CEG.

5.		Related Party Transactions

At March 31, 2008, the Company is indebted to Tokay Sequoia Management Company Ltd., the majority shareholder of the Company, in the amount of $17,312, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

6.	Officers Advances

Mr. Harry Miller, a former officer of the Company (“Mr. Miller”), advanced funds to the Company to pay for operating costs incurred by it. These funds were interest free. The balance due of $14,628 was forgiven by Mr. Miller and recorded as donated capital during the period ended March 31, 2006. Refer to Note 8.

7.	Stock Subscriptions

On January 8, 2008 a total of 1,634,491 common shares were issued pursuant to three separate private placements of the Company’s common stock. A total of 980,433 share purchase warrants were issued in connection with one of the private placements. Each share purchase warrant entitles the warrant holder to purchase one common share of the Company at $1.00 per share. The share purchase warrants expire on January 8, 2009.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Until recently, we were negotiating to enter into a joint venture agreement with Live Interactive Technology Limited, a Chinese company, to co-develop and co-market an employment search website, www.fiva.cn. We are no longer pursuing any negotiations with Live Interactive, and no agreement has been reached. To date, we have loaned funds to Live Interactive and provided them with business development consulting services at no cost. We are reviewing other businesses for potential acquisitions or strategic alliances.

Results of Operations

Revenue

Since February 9, 2000 (date of inception) to March 31, 2008, we have not generated any revenues. We had total assets of $722,883, total liabilities of $210,255, and an accumulated deficit of $173,800 as of March 31, 2008.

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

Net Loss

Since February 9, 2000 (date of inception) to March 31, 2008, we incurred net loss of $173,800. Our net loss increased $9,113 or 66% from $13,753 for the three months ended March 31, 2007 to $22,866 for the same period in 2008. The increase in net loss was a result of increased day to day operating activities.

Expenses

From February 9, 2000 (date of inception) to March 31, 2008, we accumulated total expenses of $173,800, including professional fees, management fees and other administrative fees. Our total expenses increased $9,113 or 66% to $22,866 for the three months ended March 31, 2008 from $13,753 for the same period in 2006. The increase in our total expenses was mainly due to increased professional fees and management fees. Our professional fees included accounting, audit and legal fees.

Our professional fees are $6,631 and $12,427 for the three months ended March 31, 2008 and 2007, respectively. The increase in professional fees was due to additional legal and auditing services provided and an increased cost in accounting services.

Our management fees are $17,917 and $0 for the three months ended March 31, 2008 and 2007, respectively. The increase in our management fees was due to new engagement of our Chief Operating Officer.

Our other general and administrative expenses are $3,156 and $111 respectively for the three months ended March 31, 2008 and 2007. Our other general and administrative expenses include cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs.

Liquidity and Capital Resources

As of March 31, 2008, we had a working capital surplus of $518,074 and cash of $565,079 in our bank accounts. Our book tangible assets were $512,628 or $0.08 per share as of March 31, 2008. Our net loss of $173,800 from February 9, 2000 (date of inception) to March 31, 2008 was mostly funded by our equity financing.

Since February 9, 2000 (date of inception) to May 8, 2008, we raised gross proceeds of $648,733 in cash from the sale of our securities.

During the three months ended March 31, 2008, we received net cash of $2,992 from our financing activities, compared to net cash of $251,102 for the same period in 2007. During the three months ended March 31, 2008, we used net cash of $21,425 in our operating activities, compared to net cash of $36,489 for the same period in 2007. We currently do not have any investing activities. The decrease in cash during the three months ended March 31, 2008 was $18,433.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning May 2008) will be approximately $750,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount
Expenses for completion of joint venture or acquisition	$525,000
General and administration expenses	$55,000
Investor relations costs	$50,000
Travel expenses	$25,000
Professional fees	$50,000
Rent	$35,000
Utilities	$10,000
Total	$750,000

Our current ratio was 12 as at March 31, 2008. While we are currently in good short-term financial standing, we anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations.

As of March 31, 2008, we had cash of $565,079 on hand. The balance of our cash requirements for the next 12 months (beginning May 2008) was approximately $185,000. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient fund to fully carry out any business plan.

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

Known Material Trends and Uncertainties

Until recently, we were negotiating to enter into a joint venture agreement with Live Interactive Technology Limited, a Chinese company, to co-develop and co-market an employment search website, www.fiva.cn. We are no longer pursuing any negotiations with Live Interactive, and no agreement has been reached. To date, we have loaned funds to Live Interactive and provided them with business development consulting services at no cost. On November 16, 2007, we entered into a new bridge loan agreement, effective on March 16, 2008, with Live Interactive Technology Ltd. to replace our three bridge loan agreements respectively dated on February 16, 2007, July 10, 2007 and September 1, 2007. Pursuant to the new bridge loan agreement, we agreed lend Live Interactive a maximum of approximately $195,000 (¥1,500,000). As at December 31, 2007, Live Interactive owned us an aggregate of $152,966, including accrued interest, under this agreement.

We are reviewing other businesses for potential acquisitions or strategic alliances. Our management is unable to predict whether or when any strategic alliance or acquisition transactions will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any future transactions and could financially overextend ourselves. Joint ventures or acquisitions may present financial, managerial and operational challenges, including diversion of management attention from existing business and difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new joint ventures or assets successfully could adversely affect our business and financial performance.

On February 9, 2007, CIBT Education Group Inc., a related party, loaned to us, $150,000 in exchange for an 8% convertible promissory note due February 9, 2009 in connection with its divestiture plan. CIBT Education Group is a public company listed on the TSX Venture Exchange and the American Stock Exchange. Toby Chu and Tim Leong are officers and directors of CIBT Education Group. Both Mr. Chu and Mr. Leong have served on our Board of Directors since January 15, 2007. Additionally, from January 15, 2007 to July 23, 2007, Mr. Chu served as our President and Chief Executive Officer and Mr. Leong served as our Chief Financial Officer and Secretary. We had intended to acquire Irix Design Group Inc., an internet based marketing company and wholly-owned subsidiary of CIBT Education Group. Our negotiations with CIBT Education Group were stalled, however, because we were unable to reach an agreement with CIBT Education Group regarding the valuation of Irix Design Group. We do not presently intend to resume negotiations with CIBT Education Group regarding the acquisition. CIBT may require us to convert all or a portion of the loan of $150,000 into shares of our common stock at anytime before February 9, 2009. If CIBT were to convert the full loan amount into shares, it would have direct beneficial control of 75% of our issued shares. Additionally, if we breach any term of the loan agreement with CIBT, CIBT may require us to pay the full amount of the loan prior to the due date, which could have an adverse effect on our continuing operations, profitability, liquidity or capital resources, or which could cause changes to our reported financial information that may not be necessarily indicative of future operating results or our financial condition. Even we successfully resume the negotiation with CIBT Education Group regarding the sale of Irix Design Group, there can be no assurance that financing for any potential acquisition, if necessary, will be available on acceptable terms, if at all, or that we will be able to accomplish our strategic objectives in connection with such acquisition.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

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

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report. We did not make any changes to our internal control over financial reporting during the three months ended March 31, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2008 to present, we made the following sale of unregistered securities:

On January 8, 2008 we issued 14 non US investors and one US investor an aggregate of 980,433 units at $0.50 per unit for cash proceeds of approximately $490,216. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share at a price of $1.00 per share until January 8, 2009. Also, we issued five non US investors 599,808 common shares at $0.22 per share for cash proceeds of $131,958. We issued 49 non US investors 54,250 common shares at $0.50 per share for cash proceeds of $27,125. These issuances were exempt from registration pursuant to Regulation S and Section 4 (2) of the Securities Act. The price discrepancy between the various concurrent issuances of shares and units during the month of January, 2008 was due to the fact that cash payments in respect of subscriptions for the $0.22 share issuances, subsequent $0.50 shares issuances and subsequent unit issuances were received at various times during fiscal 2007 and were not processed in a timely manner due to administrative delays. Subscriptions for the $0.22 share issuances were initially entered into in April, 2007 at the price of $0.25 per share and later amended. Subscriptions for the $0.50 share issuances were entered into in July, 2007 and subscriptions for the $0.50 unit issuance were entered into in August, 2007.

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

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: May 15, 2008	Ken Ng President, Chief Executive Officer, Chief Financial Officer (Authorized Officer and Principal Financial Officer)