Form 10-K/A
period 2007-12-31
Asia Interactive Media Inc.
filed 2008-07-28
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE

ACT OF 1934 For the transition period from ___________to___________
..

Commission file number 000-49768

ASIA INTERACTIVE MEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)
Level 30, Bank of China Tower	011-852-9836-2643
1 Garden Road, Central, Hong Kong, China
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

Item 3. Legal Proceedings

As of March 13, 2008, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

On February 9, 2007 we entered into an 8% convertible note with CIBT Education Group Inc., a related party, whereby CIBT Education Group loaned us $150,000. In accordance with the convertible note, before February 9, 2009 CIBT Education Group has the right to convert all, or a portion of, the loan principal amount of the adaptable note into our common shares at a conversion price of $0.01 per share. If CIBT Education Group converts the entire convertible note, they will receive 15,000,000 of our common shares, which will equal approximately 69% of our current issued and outstanding common shares as of March 13, 2008. As at December 31, 2007, a total of $160,258, including accrued interest, was due to CIBT Education Group.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Thomas J. Harris, Certified Public Accountant, of 3901 Stone Way N., Suite 202, Seattle, Washington 98103, serves as our independent registered public accountant for the fiscal years ended December 31, 2006 and 2007. Our audited financial statements for the fiscal years ended December 31, 2007 and 2006 have been included in this annual report in reliance upon Thomas J. Harris, Certified Public Accountant, as an expert in accounting and auditing. We have had no disagreements with our current accountant, Thomas J. Harris.

George Stewart, Certified Public Accountant, of 2301 South Jackson Street, Suite 101-G Seattle, Washington 98144, served as our independent registered public accountant for the fiscal years ended December 31, 2005 and 2004.

On February 26, 2007, we dismissed George Stewart as our independent registered public accountant. During the fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through February 26, 2007 (date of dismissal), there were no disagreements with George Stewart on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to the satisfaction of George Stewart, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

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

Our management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of our internal control over financial reporting.

Our management believes that our internal control over financial reporting is currently ineffective at preventing or detecting a material misstatement in the financial statements because the following material weaknesses exist:

1.	The accounts payable and expenses may be overstated because there is lack of segregation of duties and therefore we are susceptible to fraud.

2.	Cash management may be a problem because the person in charge of writing cheques also reconciles the bank account. The cash in our bank account is a relatively small but material amount and is susceptible to misappropriation.

3.	There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There no software based accounting controls in place to prevent double entries, monitor performance, etc.

4.	There is a lack of entity wide controls establishing a “tone at the top”, including no audit committee, no policy on fraud and no code of ethics. A whistleblower policy is not necessary given the small size of the organization.

The recommendations to remediate these deficiencies are as follows:

1.	Hire an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.

2.	Obtain quotes for prevention and detection software in order to protect against fraud.

3.	Consider purchasing basic accounting software to record accounting transactions and print cheques. However, a basic accounting program may not be GAAP compliant and may not provide an adequate audit trail. We need to evaluate all options.

4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.

5.	Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

This annual report does not include an attestation report of our registered public accountant regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accountant pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2007.

Name and Age	Position(s) Held in Asia Interactive	Tenure	Other Directorships
Ken Ng , 42	President, Chief Executive Officer and Chief Financial Officer, Secretary, and Treasurer	From July 23, 2007 to present	n/a
Toby Chu, 46	Director	From January 15, 2007 to present	a director, President and Chief Executive Officer of CIBT Education Group Inc. (1) since 1994 to present
Tim Leong, 45	Director	From January 15, 2007 to present	n/a
Allen Chu, 57	Director	From January 15, 2007 to present	n/a
Wayne Lio, 33	Chief Operating Officer	From July 23, 2007 to present	n/a

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

	Annual Compensation				Long Term Compensation			All other compensation $
	Summary Annual Compensation				Awards		Payouts
Name and principal position	Year $	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts
Ken Ng, President, CEO, CFO, Secretary, Treasurer	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Toby Chu, Director (1)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Tim Leong, Director (2)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Allen Chu, Director	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Wayne Lio, COO	2007	30,000 (3)	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Amy Ng (4)	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)	Percent of Class (3)
Ken Ng (4)	Common Share	0	0	0
Toby Chu (5)	Common Share	0	0	0
Tim Leong (6)	Common Share	0	0	0
Allen Chu (7)	Common Share	0	0	0
Wayne Lio (8)	Common Share	0	0	0
All Officers and Directors as a Group	Common Share	0	0	0
Tokay Sequoia Management Company Ltd. (9)	Common Share	5,092,988	77	24
CIBT Education Group Inc. (10)	Common Share	15,000,000 (11)	n/a	69

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 6,634,491 shares of our common stock issued and outstanding as of March 26, 2008.

(3)	Based on 6,634,491 shares of common stock issued and outstanding as of March 13, 2008 plus the 15,000,000 commons shares issuable upon conversion of the convertible promissory note.

(4)	Ken Ng is our President, CEO and CFO, Secretary and Treasurer.

(5)	Toby Chu is our director.

(6)	Tim Leong is our director.

(7)	Allen Chu is our director.

(8)	Wayne Lio is our Chief Operating Officer.

(9)	To our knowledge, Amy Ng has a voting and dispositive control with respect to securities owned by Tokay Sequoia Management Company Ltd. Amy Ng and Ken Ng, our President, CEO, CFO, Secretary and Treasurer, are siblings.

(10)	Our director, Toby Chu is President of CIBT Education Group Inc. Our director, Tim Leong is CEO and CFO of CIBT Education Group Inc.

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

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation dated March 2, 2000 (1)
3.3	Certificate of Amendment to Articles of Incorporation dated February 23, 2007 (2)
3.4	Certificate of Amendment to Articles of Incorporation dated March 22, 2007 (2)
3.5	Bylaws (1)
10.1	Convertible Promissory Note with CIBT Education Group Inc. dated February 9, 2007 (3)
10.2	Bridge Loan Agreement with Live Interactive Technology Ltd. dated March 16, 2007. (4)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits to our Form 10-SB filed on April 30, 2002.
(2)	Included as exhibits to our Form 8-K filed on March 28, 2007.
(3)	Included as an exhibit to our Form 10-KSB filed on April 2, 2007.
(4)	Included as an exhibit to our Form 10-K filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

Date:July 25, 2008	By: /s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer
(Authorized Officer, Principal Financial and Accounting Officer)

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
3901 STONE WAY N., SUITE 202
SEATTLE, WA 98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA, INC
Vancouver, B.C., Canada

We have audited the accompanying balance sheets of Asia Interactive Media, Inc (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the period February 9, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Interactive Media, Inc, (A Development Stage Company) as of December 31, 2007 and the results of its operations and cash flows for the year ended December 31, 2007 and February 9, 2000 (inception), to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2007	December 31, 2006
	$	$
Assets
Current Assets
Cash	583,512	–
Total Current Assets	583,512	–
Loan receivable (Note 3)	152,966	–
Total Assets	736,478	–
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	23,414	2,833
Due to related party (Note 5)	17,312	13,384
Total Current Liabilities	40,726	16,217
Loan Payable (Note 4)	160,258	–
Total Liabilities	200,984	16,217
Contingency (Notes 1)
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Stock Subscriptions (Note 7)	648,300	–
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(150,934)	(54,345)
Total Stockholders’ Equity (Deficit)	535,494	(16,217)
Total Liabilities and Stockholders’ Equity (Deficit)	736,478	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31, 2007	December 31, 2007	December 31, 2006
	$	$	$
Revenue	–	–	–
Operating Expenses
General and administrative	150,934	96,589	39,217
Total Operating Expenses	150,934	96,589	39,217
Net Loss	(150,934)	(96,589)	(39,217)
Net Loss Per Share - Basic and Diluted		(0.02)	(0.01)
Weighted Average Shares Outstanding		5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31, 2007	December 31, 2007	December 31, 2006
	$	$	$
Operating Activities
Net loss	(150,934)	(96,589)	(39,217)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	23,000
Change in operating assets and liabilities
Loan receivable	(152,966)	(152,966)	–
Accounts payable and accrued liabilities	23,414	20,581	2,833
Due to related party	17,312	3,928	13,384
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(225,546)	(225,046)	–
Financing Activities
Loan payable	160,258	160,258	–
Common stock	500	–	–
Stock subscriptions	648,300	648,300	–
Net Cash Provided by Financing Activities	809,058	808,558	–
Net Increase in Cash	583,512	583,512	–
Cash – Beginning of Period	–	–	–
Cash – End of Period	583,512	583,512	–
Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to December 31, 2007
(Expressed in US dollars)

	Shares	Amount	Additional Paid-in Capital(Discount)	Deficit Accumulated During the Exploration Stage	Total
	#	$	$	$	$
Balance – February 9, 2000
(Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	450
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(96,589)	(96,589)
Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

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

2	. Summary of Significant Accounting Policies

	a)	Basis of Presentation

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