Form 10-Q/A
period 2008-03-31
Asia Interactive Media Inc.
filed 2008-07-28
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________To________________

Commission file number 000-49768

Asia Interactive Media Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Level 30, Bank of China Tower,	011-852-9836-2643
1 Garden Road, Central Hong Kong
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including
area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No☐

As of May 8, 2008, the registrant’s outstanding common stock consisted of 6,634,491 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc.
(previously Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2008

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)
Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2008	December 31, 2007
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	565,079	583,512
Total Current Assets	565,079	583,512
Loan receivable (Note 3)	157,804	152,966
Total Assets	722,883	736,478
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	29,693	23,414
Due to related party (Note 5)	17312	17,312
Total Current Liabilities	47,005	40,726
Loan Payable (Note 4)	163,250	160,258
Total Liabilities	210,255	200,984
Contingency (Notes 1)
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,491 shares Issued and outstanding	67	50
Additional Paid-in Capital	648,733	450
Stock Subscriptions (Note 7)	–	648,300
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(173,800)	(150,934)
Total Stockholders’ Equity (Deficit)	512,628	535,494
Total Liabilities and Stockholders’ Equity (Deficit)	722,883	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)

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
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception)	For the three months ended	For the three months
	to March 31, 2008	to March 31, 2008	to March 31, 2007
	$	$	$
Operating Activities
Net loss	(173,800)	(22,866)	(13,753)
Adjustment to reconcile net loss to net cash used in
operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(157,804)	(4,838)	(30,715)
Accounts payable and accrued liabilities	29,693	6,279	4,185
Due to related party	17,312	–	3,794
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(246,971)	(21,425)	(36,489)
Financing Activities
Loan payable	163,250	2,992	151,215
Common stock	67	17	–
Additional paid-in capital	648,733	648,283	–
Stock subscriptions	–	(648,300)	99,887
Net Cash Provided by Financing Activities	812,050	2,992	251,102
Net Increase in Cash	565,079	(18,433)	214,613
Cash – Beginning of Period	–	583,512	–
Cash – End of Period	565,079	565,079	214,613
Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)
Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to March 31, 2008
UNAUDITED
(Expressed in U.S. Dollars)

				Deficit Accumulated
			Additional Paid-in	During the
	Shares	Amount	Capital (Discount)	Exploration Stage	Total
	#	$	$	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(96,589)	(96,589)
Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)
January 8, 2008 – Issuance of stock for cash	1,634,491	17	648,283	–	648,300
Net loss	–	–	–	(22,866)	(22,866)
Balance – March 31, 2008	6,634,491	67	648,733	(173,800)	475,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
Notes to the Financial Statements
UNAUDITED
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and December 31, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
 Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)

2	. Summary of Significant Accounting Policies (continued)

	f)	Long-Lived Assets

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
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
Notes to the Financial Statements
UNAUDITED
(Expressed in U.S. Dollars)

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

On January 8, 2008 a total of 1,674,491 common shares were issued pursuant to three separate private placements of the Company’s common stock. A total of 980,433 share purchase warrants were issued in connection with one of the private placements. Each share purchase warrant entitles the warrant holder to purchase one common share of the Company at $1.00 per share. The share purchase warrants expire on January 8, 2009.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

This quarterly report does not include an attestation report of our registered public accountant regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accountant pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

We did not make any changes to our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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