Form 10-Q
period 2008-06-30
Asia Interactive Media Inc.
filed 2008-08-13
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________To_______________

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
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of August 8, 2008, the registrant’s outstanding common stock consisted of 6,634,491 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)

June 30, 2008
Index
Balance Sheet	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statement of Stockholders’ Deficit	F–5
Notes to the Financial Statements	F–6

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
UNAUDITED
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2008	2007
	$	$
Assets
Current Assets
Cash	548,158	583,512
Total Current Assets	548,158	583,512
Loan receivable (Note 3)	163,398	152,966
Total Assets	711,556	736,478
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	39,021	23,414
Due to related party (Note 5)	17,312	17,312
Total Current Liabilities	56,333	40,726
Loan Payable (Note 4)	166,242	160,258
Total Liabilities	222,575	200,984
Contingency (Notes 1)
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,491 shares Issued and outstanding	67	50
Additional Paid-in Capital	648,733	450
Stock Subscriptions (Note 6)	–	648,300
Donated Capital	37,628	37,628
Deficit Accumulated During the Development Stage	(197,447)	(150,934)
Total Stockholders’ Equity (Deficit)	488,981	535,494
Total Liabilities and Stockholders’ Equity (Deficit)	711,556	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the six	For the six
	(Date of Inception)	months ended	Months ended	months ended	Months ended
	to June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	$	$	$	$	$
Revenue	–	–	–	–	–
Operating Expenses
General and administrative	211,853	29,241	13,319	56,945	27,072
Total Operating Expenses	211,853	29,241	13,319	56,945	27,072
Other Income	14,406	5,594	586	10,432	586
Net Income (Loss)	(197,447)	(23,647)	(12,733)	(46,513)	(26,486)
Net Loss Per Share - Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		6,634,491	5,000,000	6,634,491	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception) to	For the six months ended	For the six months ended
	June 30, 2008	June 30, 2008	June 30, 2007
	$	$	$
Operating Activities
Net loss	(197,447)	(46,513)	(26,486)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(163,398)	(10,432)	(32,276)
Accounts payable and accrued liabilities	39,021	15,607	(2,448)
Due to related party	17,312	–	3,821
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(266,884)	(41,338)	(57,389)
Financing Activities
Loan payable	166,242	5,984	154,208
Common stock	67	17	–
Additional paid-in capital	648,733	648,283	–
Stock subscriptions	–	(648,300)	117,602
Net Cash Provided by Financing Activities	815,042	5,984	271,810
Net Increase in Cash	548,158	(35,354)	214,421
Cash – Beginning of Period	–	583,512	–
Cash – End of Period	548,158	548,158	214,421
Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to June 30, 2008
UNAUDITED
(Expressed in U.S. Dollars)

			Additional Paid-in	Deficit Accumulated
			Capital	During the
	Shares	Amount	(Discount)	Exploration Stage	Total
	#	$	$	$	$
Balance – February 9, 2000
(Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(96,589)	(96,589)
Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)
January 8, 2008 – Issuance of stock for cash	1,634,491	17	648,283	–	648,300
Net loss	–	–	–	(46,513)	(46,513)
Balance – June 30, 2008	6,634,491	67	648,733	(197,447)	451,353

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2008, the Company had a working capital surplus of $491,825 and has accumulated losses of $197,447 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

2.	Summary of Significant Accounting Policies (continued).

	g)	Financial Instruments

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

2.		Summary of Significant Accounting Policies (continued).

	j)	Recent Accounting Pronouncements (continued).

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at June 30, 2008, a total of $163,398, including accrued interest, was owing from Live-Interactive.

4.		Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with CIBT Education Group Inc. (“CEG”) (previously named Capital Alliance Group Inc.), a company based in Canada, whereby CEG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CEG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CEG would have direct beneficial control of 75% of the Company. As at June 30, 2008, a total of $166,242, including accrued interest, was due to CEG.

5.		Related Party Transactions

At June 30, 2008, the Company is indebted to Tokay Sequoia Management Company Ltd., the majority shareholder of the Company, in the amount of $17,312, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated as a Nevada company on February 9, 2000 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong, and our telephone number is 011-852-9836-2643. We do not have any subsidiaries.

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

Results of Operations

Revenue

From February 9, 2000 (date of inception) to June 30, 2008 we have not generated any revenues. We had total assets of $711,556, total liabilities of $222,575 and an accumulated deficit of $197,447 as of June 30, 2008.

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

Net Loss

From February 9, 2000 (date of inception) to June 30, 2008 we incurred net loss of $197,447. Our net loss increased by $10,914 or approximately 86% from $12,733 during the three months ended March 31, 2007 to $23,647 for the same period in 2008. During the six months ended June 30, 2008 our net loss increased by $20,027 or approximately 76% to $46,513 compared to our net loss of $26,486 for the same period in 2007. The increase in net loss during these periods was a result of increased day to day operating activities.

Expenses

From February 9, 2000 (date of inception) to June 30, 2008, we accumulated total expenses of $191,447. Our expenses consist entirely of general and administrative expenses, which include professional fees, management fees and other general and administrative fees such as cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs.

Our total expenses increased $10,914 or approximately 86% to $23,647 for the three months ended June 30, 2008 from $12,733 for the same period in 2007. Our total expenses increased $20,027 or approximately 76% to $46,513 for the six months ended June 30, 2008 from $26,486 for the same period in 2007.

The increase in our total expenses was mainly due to increased professional fees and management fees. Our professional fees included accounting, audit and legal fees.

Liquidity and Capital Resources

As of June 30, 2008 we had a working capital surplus of $491,825 and cash of $548,158 in our bank accounts. Our book tangible assets were $325,516.65 or $0.04 per share as of June 30, 2008. Our net loss of $197,447 from February 9, 2000 (date of inception) to June 30, 2008 was mostly funded by our equity financing.

Since February 9, 2000 (date of inception) to June 30, 2008 we raised gross proceeds of $648,733 in cash from the sale of our securities.

During the six months ended June 30, 2008 we received net cash of $5,984 from our financing activities, compared to net cash of $271,810 for the same period in 2007. During the six months ended June 30, 2008 we used net cash of $41,338 in our operating activities, compared to net cash of $57,389 for the same period in 2007. We currently do not have any investing activities. The decrease in cash during the six months ended June 30, 2008 was $35,354.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning June 2008) will be approximately $750,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount
Expenses for completion of joint venture or acquisition	$525,000
General and administration expenses	$55,000
Investor relations costs	$50,000
Travel expenses	$25,000
Professional fees	$50,000
Rent	$35,000
Utilities	$10,000
Total	$750,000

Our current ratio was 9.7 as at June 30, 2008. While we are currently in good short-term financial standing, we anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations.

As of June, 2008 we had cash of $548,158 on hand. The balance of our cash requirements for the next 12 months (beginning June 2008) was approximately $201,842. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient fund to fully carry out any business plan.

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

Known Material Trends and Uncertainties

Until recently, we were negotiating to enter into a joint venture agreement with Live Interactive Technology Limited, a Chinese company, to co-develop and co-market an employment search website, www.fiva.cn. We are no longer pursuing any negotiations with Live Interactive, and no agreement has been reached. To date, we have loaned funds to Live Interactive and provided them with business development consulting services at no cost. On November 16, 2007 we entered into a new bridge loan agreement (effective on March 16, 2008) with Live Interactive Technology Ltd. to replace our three bridge loan agreements respectively dated on February 16, 2007, July 10, 2007, and September 1, 2007. Pursuant to the new bridge loan agreement, we agreed lend Live Interactive a maximum of approximately $195,000 (¥1,500,000). As at June 30, 2008 Live Interactive owned us an aggregate of $163,398, including accrued interest, under this agreement.

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

On February 9, 2007 CIBT Education Group Inc., a related party, loaned to us, $150,000 in exchange for an 8% convertible promissory note due February 9, 2009 in connection with its divestiture plan. As at June 30, 2008 we owed a total of $166,242 to CIBT Education Group Inc. in respect of the loan.

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

Off-Balance Sheet Arrangements

As of June 30, 2008 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

9

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

During the six months ended June 30, 2008 we made the following sale of unregistered securities:

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

Asia Interactive Media Inc.
(Registrant)

Date:August 13, 2008	By: /s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer
(Authorized Officer and Principal Financial Officer)