Form 10-K/A
period 2007-12-31
Asia Interactive Media Inc.
filed 2008-09-04
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE

ACT OF 1934 For the transition period from ___________to___________
.

Commission file number 000-49768

ASIA INTERACTIVE MEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)
Level 30, Bank of China Tower	011-852-9836-2643
1 Garden Road, Central, Hong Kong, China
(Address of principal executive offices) (ZIP Code)	(Registrant's telephone number,
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒No ☐

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

As used in this annual report, the terms "we", "us', "our", "the Company", and "Asia Interactive" mean Asia Interactive Media Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated. China's national currency is the "¥" or "RMB".

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

We are in the developmental stage since inception and have very little operations to date. We are a "shell company" defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

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

Material Agreements

As of November 16, 2007, we entered into a new bridge loan agreement with Live Interactive Technology Ltd. to replace our three bridge loan agreements with Live Interactive respectively dated on February 16, 2007, July 10, 2007 and September 1, 2007. Pursuant to the new bridge loan agreement, we agreed lend Live Interactive a maximum of approximately $195,000 (¥1,500,000). We may lend the money to Live Interactive in one or more sub-loans. The date and amount of each sub-loan will be agreed by both parties. The sum of all outstanding sub-loans made by us to Live Interactive will constitute the "principal sum". The principal sum will be due on the earlier of (i) ten days after the closing of the acquisition of Live Interactive by us; or (ii) three months from the date which a sub-loan is actually wired to the bank account designated by Live Interactive. Live Interactive will pay no interest on the principal sum as long as the principal sum is paid in full on or before the due date. In the event that Live Interactive does not pay us the full principal sum by the due date, then Live Interactive shall begin to pay interest from the due date until the principal sum is paid in full at a rate of 15% per annum. As at December 31, 2007, Live Interactive owned us an aggregate of $152,966, including accrued interest, under this agreement.

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

On March 22, 2007 we changed our name from "China Interactive Media Inc." to Asia Interactive Media Inc."

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Many of these new requirements will affect us and our board of directors. For instance, under the SOA we are required to:

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

We have never generated any revenues and incurred significant operating losses from operations. We anticipate we will continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities' offerings and debt financing to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

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

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management's Report on Internal Control over Financial Reporting

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

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

Our management believes that our internal control over financial reporting is currently ineffective at preventing or detecting a material misstatement in the financial statements because the following material weaknesses exist:

1.	The accounts payable and expenses may be overstated because there is lack of segregation of duties and therefore we are susceptible to fraud.

2.	Cash management may be a problem because the person in charge of writing cheques also reconciles the bank account. The cash in our bank account is a relatively small but material amount and is susceptible to misappropriation.

3.	There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There no software based accounting controls in place to prevent double entries, monitor performance, etc.

4.	There is a lack of entity wide controls establishing a "tone at the top", including no audit committee, no policy on fraud and no code of ethics. A whistleblower policy is not necessary given the small size of the organization.

The recommendations to remediate these deficiencies are as follows:

1.	Hire an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.

2.	Obtain quotes for prevention and detection software in order to protect against fraud.

3.	Consider purchasing basic accounting software to record accounting transactions and print cheques. However, a basic accounting program may not be GAAP compliant and may not provide an adequate audit trail. We need to evaluate all options.

4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.

5.	Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

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

(1) CIBT Education Group Inc. is a related party and a public company under the symbol "CPT" on the TSX Venture Exchange and "CBTGF" on the OTC Bulletin Board.

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

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee's qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed. However, some were filed late.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11. Executive Compensation

The following table sets forth, as of December 31, 2007, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last two completed fiscal years.

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

(3) Represents fees of $6,000 per month earned by Wayne Lio's for his services as Chief Operations Officer from August to December 31, 2007. Of the $30,000 earned, $11,250 has been paid and the balance of $11,220 is payable.

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

(a) (1) Financial Statements

See "Index to Financial Statements" set forth on page F-1.

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

Asia Interactive Media Inc.
(Registrant)

Date: September 2, 2008	By: /s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer
(Authorized Officer, Principal Financial and Accounting Officer)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
December 31, 2007
Index
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Stockholders' Equity	F-5
Notes to the Financial Statements	F-6

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA 98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA, INC
Vancouver, B.C., Canada

We have audited the accompanying balance sheets of Asia Interactive Media, Inc (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and the period from February 9, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Interactive Media, Inc, (A Development Stage Company) as of December 31, 2007 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 and February 9, 2000 (inception), to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2007	December 31, 2006
	$	$
Assets
Current Assets
Cash	583,512	-
Total Current Assets	583,512	-
Loan receivable (Note 3)	152,966	-
Total Assets	736,478	-
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	23,414	2,833
Due to related party (Note 5)	17,312	13,384
Total Current Liabilities	40,726	16,217
Loan Payable (Note 4)	160,258	-
Total Liabilities	200,984	16,217
Contingency (Notes 1)
Stockholders' Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 5,000,000 shares Issued and outstanding	50	50
Additional Paid-in Capital	450	450
Stock Subscriptions (Note 7)	648,300	-
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(150,934)	(54,345)
Total Stockholders' Equity (Deficit)	535,494	(16,217)
Total Liabilities and Stockholders' Equity (Deficit)	736,478	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31, 2007	December 31, 2007	December 31, 2006
	$	$	$
Revenue	-	-	-
Operating Expenses
General and administrative	150,934	96,589	39,217
Total Operating Expenses	150,934	96,589	39,217
Net Loss	(150,934)	(96,589)	(39,217)
Net Loss Per Share - Basic and Diluted		(0.02)	(0.01)
Weighted Average Shares Outstanding		5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31, 2007	December 31, 2007	December 31, 2006
	$	$	$
Operating Activities
Net loss	(150,934)	(96,589)	(39,217)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	-	23,000
Change in operating assets and liabilities
Loan receivable	(152,966)	(152,966)	-
Accounts payable and accrued liabilities	23,414	20,581	2,833
Due to related party	17,312	3,928	13,384
Advances from Officers	14,628	-	-
Net Cash Used in Operating Activities	(225,546)	(225,046)	-
Financing Activities
Loan payable	160,258	160,258	-
Common stock	500	-	-
Stock subscriptions	648,300	648,300	-
Net Cash Provided by Financing Activities	809,058	808,558	-
Net Increase in Cash	583,512	583,512	-
Cash - Beginning of Period	-	-	-
Cash - End of Period	583,512	583,512	-
Supplemental Disclosures:
Interest paid	-	-	-
Income tax paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Period from February 9, 2000 (Date of Inception) to December 31, 2007
(Expressed in US dollars)

	Shares	Amount	Additional Paid-in Capital(Discount)	Deficit Accumulated During the Exploration Stage	Total
	#	$	$	$	$
Balance - February 9, 2000
(Date of Inception)	-	-	-	-	-
March 2, 2000 - Issuance of stock for cash	5,000,000	50	450	-	450
Net loss	-	-	-	(580)	(580)
Balance - December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	-	-	-	(2,812)	(2,812)
Balance - December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	-	-	-	(1,858)	(1,858)
Balance - December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	-	-	-	(4,778)	(4,778)
Balance - December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	-	-	-	(5,100)	(5,100)
Balance - December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	-	-	-	(39,217)	(39,217)
Balance - December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	-	-	-	(96,589)	(96,589)
Balance - December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2007

1.	Nature of Business and Continuance of Operations

Black Gardenia Corp, herein "the Company", was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". On March 22, 2007 the Company changed its name to "Asia Interactive Media Inc."

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended as of November 16, 2007) with Live-Interactive Technology Ltd. ("Live-Interactive"), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at December 31, 2007, a total of $152,966, including accrued interest, was owing from Live-Interactive.

4.		Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with CIBT Education Group Inc. ("CEG") (previously named Capital Alliance Group Inc.), a company based in Canada, whereby CEG agreed to lend $150,000 to the Company at an interest rate of 8% per annum. The amount is due on February 9, 2009, and at any time before February 9, 2009 CEG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share. Upon conversion of the full loan amount CEG would have direct beneficial control of 75% of the Company. As at December 31, 2007, a total of $160,258, including accrued interest, was due to CEG.

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

Funds totalling $131,958 were received pursuant to a private placement of the Company's common stock at $0.22 per share. The $131,958 is part of a private placement of 599,808 shares at $0.22 per share. To date, no shares have been issued or registered under this private placement.

Funds totalling $516,342 were received pursuant to a private placement of the Company's common stock at $0.50 per share. The $516,342 is part of a private placement of 1,032,683 shares at $0.50 per share. To date, no shares have been issued or registered under this private placement.

8.	Change of Control

The Company entered into an agreement (the "Stock Purchase Agreement") dated February 24, 2006, between Mr. Miller, the former sole shareholder, and Tokay Sequoia Management Company Ltd. ("Tokay"). Under the terms of the Stock Purchase Agreement, Mr. Miller sold to Tokay an aggregate of 4,960,000 shares of common stock, representing approximately 99.2% of the Company's current outstanding shares of common stock. Tokay paid $65,600 for the shares and Mr. Miller agreed to release the Company from all debts owing to him in the amount of $14,628 (Note 6). Additionally, the Company was indebted for legal fees incurred in the amount of $23,000 which was assumed by Mr. Miller and Tokay, and therefore, the Company recognized donated capital of $23,000. Mr. Miller agreed to place his remaining 40,000 shares of common stock in escrow to be released in 4,000 share monthly increments starting on the date the Company's shares are posted for trading on an exchange or quotation system.