Form 10-Q/A
period 2008-03-31
Asia Interactive Media Inc.
filed 2008-09-04
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No☐

As of May 8, 2008, the registrant's outstanding common stock consisted of 6,634,491 shares.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. ("Asia Interactive", "we", "our", "us") follow.

Asia Interactive Media Inc.
(previously Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2008

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2008	December 31, 2007
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	565,079	583,512
Total Current Assets	565,079	583,512
Loan receivable (Note 3)	157,804	152,966
Total Assets	722,883	736,478
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	29,693	23,414
Due to related party (Note 5)	17312	17,312
Total Current Liabilities	47,005	40,726
Loan Payable (Note 4)	163,250	160,258
Total Liabilities	210,255	200,984
Contingency (Notes 1)
Stockholders' Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,491 shares Issued and outstanding	67	50
Additional Paid-in Capital	648,733	450
Stock Subscriptions (Note 7)	-	648,300
Donated Capital (Notes 6 and 8)	37,628	37,628
Deficit Accumulated During the Development Stage	(173,800)	(150,934)
Total Stockholders' Equity (Deficit)	512,628	535,494
Total Liabilities and Stockholders' Equity (Deficit)	722,883	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception)	For the three months ended	For the three months ended
	to March 31, 2008	March 31, 2008	March 31, 2007
	$	$	$
Revenue	-	-	-
Operating Expenses
General and administrative	173,800	22,866	13,753
Total Operating Expenses	173,800	22,866	13,753
Net Loss	(173,800)	(22,866)	(13,753)
Net Loss Per Share - Basic and Diluted		-	-
Weighted Average Shares Outstanding		6,634,491	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception)	For the three months ended	For the three months
	to March 31, 2008	to March 31, 2008	to March 31, 2007
	$	$	$
Operating Activities
Net loss	(173,800)	(22,866)	(13,753)
Adjustment to reconcile net loss to net cash used in
operating activities
Donated expenses	23,000	-	-
Change in operating assets and liabilities
Loan receivable	(157,804)	(4,838)	(30,715)
Accounts payable and accrued liabilities	29,693	6,279	4,185
Due to related party	17,312	-	3,794
Advances from Officers	14,628	-	-
Net Cash Used in Operating Activities	(246,971)	(21,425)	(36,489)
Financing Activities
Loan payable	163,250	2,992	151,215
Common stock	67	17	-
Additional paid-in capital	648,733	648,283	-
Stock subscriptions	-	(648,300)	99,887
Net Cash Provided by Financing Activities	812,050	2,992	251,102
Net Increase in Cash	565,079	(18,433)	214,613
Cash - Beginning of Period	-	583,512	-
Cash - End of Period	565,079	565,079	214,613
Supplemental Disclosures:
Interest paid	-	-	-
Income tax paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Period from February 9, 2000 (Date of Inception) to March 31, 2008
UNAUDITED
(Expressed in U.S. Dollars)

				Deficit Accumulated
			Additional Paid-in	During the
	Shares	Amount	Capital (Discount)	Exploration Stage	Total
	#	$	$	$	$
Balance - February 9, 2000 (Date of Inception)	-	-	-	-	-
March 2, 2000 - Issuance of stock for cash	5,000,000	50	450	-	500
Net loss	-	-	-	(580)	(580)
Balance - December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	-	-	-	(2,812)	(2,812)
Balance - December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	-	-	-	(1,858)	(1,858)
Balance - December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	-	-	-	(4,778)	(4,778)
Balance - December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	-	-	-	(5,100)	(5,100)
Balance - December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	-	-	-	(39,217)	(39,217)
Balance - December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	-	-	-	(96,589)	(96,589)
Balance - December 31, 2007	5,000,000	50	450	(150,934)	(150,434)
January 8, 2008 - Issuance of stock for cash	1,634,491	17	648,283	-	648,300
Net loss	-	-	-	(22,866)	(22,866)
Balance - March 31, 2008	6,634,491	67	648,733	(173,800)	475,000

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

The Company's consolidated balance sheet as of March 31, 2008 has been taken from the Company's audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at March 31, 2008 and December 31, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

On January 8, 2008 a total of 1,674,491 common shares were issued pursuant to three separate private placements of the Company's common stock. A total of 980,433 share purchase warrants were issued in connection with one of the private placements. Each share purchase warrant entitles the warrant holder to purchase one common share of the Company at $1.00 per share. The share purchase warrants expire on January 8, 2009.

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

We are a "shell company" as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

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

PART II - OTHER INFORMATION

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

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a "public offering." The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

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