Form 10-Q/A
period 2008-06-30
Asia Interactive Media Inc.
filed 2008-09-04
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

As of August 8, 2008, the registrant's outstanding common stock consisted of 6,634,491 shares.

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
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
UNAUDITED
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2008	2007
	$ (unaudited)	$ (audited)
Assets
Current Assets
Cash	548,158	583,512
Total Current Assets	548,158	583,512
Loan receivable (Note 3)	163,398	152,966
Total Assets	711,556	736,478
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	39,021	23,414
Due to related party (Note 5)	17,312	17,312
Total Current Liabilities	56,333	40,726
Loan Payable (Note 4)	166,242	160,258
Total Liabilities	222,575	200,984
Contingency (Notes 1)
Stockholders' Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,491 shares Issued and outstanding	67	50
Additional Paid-in Capital	648,733	450
Stock Subscriptions (Note 6)	-	648,300
Donated Capital	37,628	37,628
Deficit Accumulated During the Development Stage	(197,447)	(150,934)
Total Stockholders' Equity (Deficit)	488,981	535,494
Total Liabilities and Stockholders' Equity (Deficit)	711,556	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the six	For the six
	(Date of Inception)	months ended	Months ended	months ended	Months ended
	to June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	$	$	$	$	$
Revenue	-	-	-	-	-
Operating Expenses
General and administrative	211,853	29,241	13,319	56,945	27,072
Total Operating Expenses	211,853	29,241	13,319	56,945	27,072
Other Income	14,406	5,594	586	10,432	586
Net Income (Loss)	(197,447)	(23,647)	(12,733)	(46,513)	(26,486)
Net Loss Per Share - Basic and Diluted		-	-	-	-
Weighted Average Shares Outstanding		6,634,491	5,000,000	6,634,491	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000
	(Date of Inception) to	For the six months ended	For the six months ended
	June 30, 2008	June 30, 2008	June 30, 2007
	$	$	$
Operating Activities
Net loss	(197,447)	(46,513)	(26,486)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	-	-
Change in operating assets and liabilities
Loan receivable	(163,398)	(10,432)	(32,276)
Accounts payable and accrued liabilities	39,021	15,607	(2,448)
Due to related party	17,312	-	3,821
Advances from Officers	14,628	-	-
Net Cash Used in Operating Activities	(266,884)	(41,338)	(57,389)
Financing Activities
Loan payable	166,242	5,984	154,208
Common stock	67	17	-
Additional paid-in capital	648,733	648,283	-
Stock subscriptions	-	(648,300)	117,602
Net Cash Provided by Financing Activities	815,042	5,984	271,810
Net Increase in Cash	548,158	(35,354)	214,421
Cash - Beginning of Period	-	583,512	-
Cash - End of Period	548,158	548,158	214,421
Supplemental Disclosures:
Interest paid	-	-	-
Income tax paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Period from February 9, 2000 (Date of Inception) to June 30, 2008
UNAUDITED
(Expressed in U.S. Dollars)

			Additional Paid-in	Deficit Accumulated
			Capital	During the
	Shares	Amount	(Discount)	Exploration Stage	Total
	#	$	$	$	$
Balance - February 9, 2000
(Date of Inception)	-	-	-	-	-
March 2, 2000 - Issuance of stock for cash	5,000,000	50	450	-	500
Net loss	-	-	-	(580)	(580)
Balance - December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	-	-	-	(2,812)	(2,812)
Balance - December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	-	-	-	(1,858)	(1,858)
Balance - December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	-	-	-	(4,778)	(4,778)
Balance - December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	-	-	-	(5,100)	(5,100)
Balance - December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	-	-	-	(39,217)	(39,217)
Balance - December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	-	-	-	(96,589)	(96,589)
Balance - December 31, 2007	5,000,000	50	450	(150,934)	(150,434)
January 8, 2008 - Issuance of stock for cash	1,634,491	17	648,283	-	648,300
Net loss	-	-	-	(46,513)	(46,513)
Balance - June 30, 2008	6,634,491	67	648,733	(197,447)	451,353

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

The Company's consolidated balance sheet as of June 30, 2008 has been taken from the Company's audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 . Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 . In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

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

We did not make any changes to our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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