Form 10-Q
period 2008-09-30
Asia Interactive Media Inc.
filed 2008-11-12
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes  ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 11, 2008, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

September 30, 2008

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
UNAUDITED
(Expressed in U.S. Dollars)

	September 30, 2008 $	December 31, 2007 $
Assets
Current Assets
Cash	375,499	583,512
Total Current Assets	375,499	583,512
Loan receivable (Note 3)	168,892	152,966
Total Assets	544,391	736,478
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	53,591	23,414
Due to related party (Note 5)	17,312	17,312
Total Current Liabilities	70,903	40,726
Loan Payable (Note 4)	–	160,258
Total Liabilities	70,903	200,984
Contingency (Notes 1)
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,491 shares Issued and outstanding	67	50
Additional Paid-in Capital	648,733	450
Stock Subscriptions (Note 6)	–	648,300
Donated Capital	37,628	37,628
Deficit Accumulated During the Development Stage	(212,940)	(150,934)
Total Stockholders’ Equity (Deficit)	473,488	535,494
Total Liabilities and Stockholders’ Equity (Deficit)	544,391	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the nine	For the nine
	(Date of Inception)	months ended	Months ended	months ended	Months ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue	–	–	–	–	–
Operating Expenses
General and administrative	232,840	20,987	66,218	77,932	93,290
Total Operating Expenses	232,840	20,987	66,218	77,932	93,290
Other Income	19,900	5,494	1,246	15,926	1,832
Net Income (Loss)	(212,940)	(15,493)	(64,972)	(62,006)	(91,458)
Net Loss Per Share - Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		6,634,491	5,000,000	6,634,491	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000 (Date of Inception) to	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(212,940)	(62,006)	(91,458)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(168,892)	(15,926)	(89,757)
Accounts payable and accrued liabilities	53,591	30,177	3,796
Due to related party	17,312	–	3,845
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(273,301)	(47,755)	(173,574)
Financing Activities
Loan payable	–	(160,258)	157,233
Common stock	67	17	–
Additional paid-in capital	648,733	648,283	–
Stock subscriptions	–	(648,300)	583,472
Net Cash Provided by Financing Activities	648,800	(160,258)	740,705
Net Increase in Cash	375,499	(208,013)	567,131
Cash – Beginning of Period	–	583,512	–
Cash – End of Period	375,499	375,499	567,131
Supplemental Disclosures:
Interest paid	19,233	19,233	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to September 30, 2008
UNAUDITED
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500
Net loss	–	–	–	(580)	(580)
Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)
Net loss	–	–	–	(2,812)	(2,812)
Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)
Net loss	–	–	–	(1,858)	(1,858)
Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)
Net loss	–	–	–	(4,778)	(4,778)
Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)
Net loss	–	–	–	(5,100)	(5,100)
Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)
Net loss	–	–	–	(39,217)	(39,217)
Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)
Net loss	–	–	–	(96,589)	(96,589)
Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)
January 8, 2008 – Issuance of stock for cash	1,634,491	17	648,283	–	648,300
Net loss	–	–	–	(62,006)	(62,006)
Balance – September 30, 2008	6,634,491	67	648,733	(212,940)	435,860

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to September 30, 2008
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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2008, the Company had a working capital surplus of $304,596 and has accumulated losses of $212,940 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to September 30, 2008
UNAUDITED
(Expressed in U.S. Dollars)

2.      Summary of Significant Accounting Policies (continued)

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to September 30, 2008
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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to September 30, 2008
UNAUDITED
(Expressed in U.S. Dollars)

3.      Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at September 30, 2008, a total of $168,892, including accrued interest, was owing from Live-Interactive.

4.      Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with CIBT Education Group Inc. (“CEG”) (previously named Capital Alliance Group Inc.), a company based in Canada, whereby CEG agreed to lend $150,000 to the Company at an interest rate of 8% per annum.  The amount is due on February 9, 2009, and at any time before February 9, 2009 CEG has the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share.  Upon conversion of the full loan amount CEG would have direct beneficial control of 75% of the Company. On September 29, 2008 the full amount of the loan ($150,000) plus accrued interest ($19,233) was paid to CEG.

5.      Related Party Transactions

At September 30, 2008, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director and is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have nominal assets.

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

On September 29, 2008, we reduced the number of our directors from four (4) to one (1) after three (3) of our directors, Toby Chu, Tim Leong and Allen Chu, resigned. Mr. Ken Ng is now our sole director, as well as our sole officer. We also accepted the resignation of Mr. Wayne Lio as Chief Operating Officer effective August 31, 2008. These resignations were not the result of any disagreements with us or any of our operations, policies or practices.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Prospectus. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations for the three months and nine months ended September 30, 2008, compared to the same period in 2007

Revenue and Other Income

From February 9, 2000 (date of inception) to September 30, 2008 we have not generated any revenues. We had total assets of $544,391, total liabilities of $70,903 and an accumulated deficit of $212,940 as of September 30, 2008.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions, mergers, joint ventures or other strategic transactions. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our potential acquisitions, joint ventures or other strategic transactions, and our ability to develop our acquired businesses.

We generated interest income of $5,494 for the three months ended September 30, 2008, an increase of $4,248 from $1,246 for the comparable period in 2007. For the nine months ended September 30, 2008, we generated interest income of $15,926, an increase of $14,094 from interest income of $1,832 for the same period in 2007. From our inception to September 30, 2008 we have generated total interest income of $19,900.

Net Loss

From February 9, 2000 (date of inception) to September 30, 2008 we incurred a net loss of $212,940. Our net loss decreased by $49,479 from $64,972 during the three months ended September 30, 2007 to $15,493 for the same period in 2008. Our net loss decreased by $29,452 to $62,006 for the nine months ended September 30, 2008 from $91,458 for the same period in 2007. The decrease in net loss was due to reduced general and administrative activities due to fewer business activities while we seek out a business combination.

Expenses

From February 9, 2000 (date of inception) to September 30, 2008, we accumulated total expenses of $232,840. Our expenses consist entirely of general and administrative expenses, which include professional fees, management fees and other general and administrative fees such as cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs.

Our total expenses decreased by $45,231 to $20,987 for the three months ended September 30, 2008 from $66,218 for the same period in 2007. Our total expenses decreased by $15,358 to $77,932 for the nine months ended September 30, 2008 from $93,290 for the same period in 2007.

The decrease in our total expenses was mainly due to reduced general administrative expenses, including reduced professional fees, due to fewer operations.   Our professional fees included accounting, audit and legal fees.

Liquidity and Capital Resources

As of September 30, 2008 we had a working capital surplus of $304,596 and cash of $375,499 in our bank accounts. Our book tangible assets were $375,499 or $0.06 per share as of September 30, 2008. Our net loss of $212,940 from February 9, 2000 (date of inception) to September 30, 2008 was funded by our equity financing.

Since February 9, 2000 (date of inception) to September 30, 2008 we raised gross proceeds of $648,800 in cash from the sale of our securities.

During the nine months ended September 30, 2008 we used net cash of $160,258 in our financing activities in order to repay a loan, compared to net cash received from financing activities of $740,705 for the same period in 2007. During the nine months ended September 30, 2008 we used net cash of $47,755 in our operating activities, compared to net cash of $173,574 for the same period in 2007. Our cash increased by $375,499 during the nine months ended September 30, 2008.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning November 2008) will be approximately $675,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

We expect to require approximately $420,000 in financing to acquire a potential business and fund its operations over the next 12 months (beginning November 2008), as follows:

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to acquisition of the potential target business	12 months	50,000
Acquisition costs of the potential business	12 months	270,000
Development of the potential business	12 months	80,000
Total		420,000

Our other planned operational expenses for the next twelve months (beginning November 2008) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Launch and development of our website	March 2009	10,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	July 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Rent	12 months	35,000
Other general and administrative expenses	12 months	5,000
Total		255,000

While we are currently in good short-term financial standing, we anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can complete a business combination and thus generate substantial revenues. It may take several years for us to fully realize. There is no assurance we will achieve profitable operations after completion of a business combination.

As of September 30, 2008 we had cash of $375,499 on hand. The balance of our cash requirements for the next 12 months (beginning November 2008) is approximately $300,000. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient fund to fully carry out any business plan. If our business plan fails, you may lose your entire investment.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that we will have sufficient resources to complete any business combination or our future operations will be significant and profitable after completion of the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations. The threat that we will be unable to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

We plan to review and identify potential businesses for acquisitions or other business combination transactions. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any future transactions and could financially overextend ourselves. Joint ventures or acquisitions may present financial, managerial and operational challenges, including diversion of management attention from existing business and difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new joint ventures or assets successfully could adversely affect our business and future financial performance.

Off-Balance Sheet Arrangements

As of September 30, 2008 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Ken Ng, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2007, our sole officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

We have not been able to implement any of the recommended changes to control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: November 12, 2008	Ken Ng
President, Chief Executive Officer, Chief Financial Officer (Authorized Officer and Principal Financial Officer)