Form 10-K
period 2008-12-31
Asia Interactive Media Inc.
filed 2009-03-31
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-49768

ASIA INTERACTIVE MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Level 30, Bank of China Tower 1 Garden Road, Central, Hong Kong, China	011-852-9836-2643
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12(g) of the Act: Common Shares $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑  No ☐

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant at June 30, 2008: N/A as the company is not publicly traded

Number of common shares outstanding at March 30, 2009: 6,634,492

PART I

Item 1.  Business

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

Overview

We are a blank check company organized under the laws of the State of Nevada on February 9, 2000. We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Hong Kong, and our telephone number is 011-852-9836-2643. We do not have any subsidiaries. Our fiscal year end is December 31. We were formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses.

We do not have any specific business combination under consideration and we have not identified any prospective target business, nor has anyone done so on our behalf. There is no assurance as to whether any business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even if a business combination is successfully completed, we may not be able to achieve our anticipated business goals, gain any operating benefits, or generate any profits.

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next twelve months (beginning January 1, 2009), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations. If we cease our operations, you may lose your entire investment in our stock.

Development of Business

On February 15, 2000 we issued 5,000,000 shares of our common stock to Harry Miller, our former President, Chief Executive Officer, Chief Financial Officer and director. On February 24, 2006 Mr. Miller entered into a share purchase agreement with Tokay Sequoia Management Company Ltd. whereby he sold 4,960,000 shares of our common stock to Tokay for $65,600. Amy Ng is the sole director and officer of Tokay. The 4,960,000 shares represented approximately 99% of our outstanding common stock as of the date of the agreement. Amy Ng, the sister of Ken Ng, our sole officer and director, was appointed as our President, Chief Executive Officer, Chief Financial Officer and director on February 24, 2006.

On January 15, 2007 we appointed Toby Chu, Tim Leong and Allen Chu as our directors. On January 26, 2007 we appointed Toby Chu as our President and Chief Executive Officer and Tim Leong as our Chief Financial Officer and Secretary, to replace Amy Ng. Toby Chu and Tim Leong resigned as officers on July 23, 2007. Toby Chu, Tim Leong and Allen Chu resigned as directors on September 29, 2008.

On February 9, 2007, we entered into a convertible promissory note agreement with CIBT Education Group Inc. whereby CIBT agreed to lend us $150,000 at an interest rate of 8% per annum. On September 29, 2008 we repaid the full amount of the loan plus accrued interest, and the convertible promissory note was cancelled. CIBT is a public company listed on the TSX Venture Exchange and the NYSE Alternext US. Toby Chu is the President, Chief Executive Officer and a director of CIBT. Tim Leong is the Chief Financial Officer, Secretary and Senior Vice President of CIBT. Both Mr. Chu and Mr. Leong served on our Board of Directors from January 15, 2007 to September 29, 2008.  Additionally, from January 15, 2007 to July 23, 2007 Mr. Chu served as our President and Chief Executive Officer and Mr. Leong served as our Chief Financial Officer and Secretary.

On July 23, 2007 we appointed Ken Ng as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Wayne Lio as our Chief Operating Officer. On September 29, 2008 we appointed Ken Ng as a director. On September 29, 2008 Wayne Lio resigned as our Chief Operating Officer. Ken Ng is now our sole officer and director.

From 2007 to November 2008 we identified other potential businesses, but were not successful in our negotiations and did not enter into any binding agreements.  We have abandoned negotiations with these businesses.

Business Strategy

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Established company with positive cash flow.  We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong competitive position in industry.  We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

Experienced management team.  We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified customer and supplier base.  We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

Competitive Strengths

We believe that we will succeed in consummating a business combination with a target business or businesses as a result of our collective strengths:

Successful operating experience. Our officer and sole director has experience in business development, capital raising and the marketing and management of various companies. Since 1991, Ken Ng, our sole officer and director, has owned and operated a number of business ventures ranging from start-up companies to well-established corporations, including ANO Office Automation, a computer technology company with over 60 employees. We believe that his experience will provide us with a competitive advantage in assessing whether a target business has the necessary resources to compete successfully as a publicly-traded company.

Experience in identifying and executing acquisitions.  Our management has extensive experience in identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing and closing transactions in both the public and private markets.

Extensive deal-sourcing network.  Our management has an extensive network of business relationships with executives and board members of privately- and publicly-held companies, as well as with private equity funds, venture capital funds and hedge funds. We believe that these contacts will provide us with significant business acquisition opportunities.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours. Additionally, our management has significant business experience and well developed contacts in various business industries in Canada.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Effecting a Business Combination

General

We are not presently engaged in, and we do not anticipate engaging in, any commercial business activities for an indefinite period of time after filing this annual report. We intend to use cash derived from private placements, public offerings, loans, or a combination thereof, to effect a business combination. Such a business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its stock. We may also seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We may also face other risks including time delays, significant expense, loss of voting control and failure to comply with various federal and state securities laws. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any potential business combination.

We Have Not Identified a Target Business

To date, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us. In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business. There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in connection with any proposed business combination. In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

●	growth potential;

●	financial condition and results of operations;

●	capital requirements;

●	the value and extent of intellectual property;

●	competitive position;

●	stage of development of products, processes or services;

●	degree of current or potential market acceptance of products, processes or services;

●	proprietary features and degree of protection of products, processes or services; and

●	costs associated with effecting the business combination.

We intend to create a contact database describing the materials we receive from any potential target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidates were either rejected or the issues that, upon initial evaluation, require further investigation. Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. However, because Thomas Brown, our sole officer and director, has no experience in evaluating business combinations for blank check companies like ours, his judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that he will devote his full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2008 we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized in the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Environmental Laws

At this time, we are not impacted by any federal, state or local environmental laws as we are a blank cheque company.

Employees

As of December 31, 2008 we had no full-time or part-time employees. Our sole officer provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary. The amount of time he will devote in any time period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer to devote an average of approximately 10 hours per week to our business.  We do not intend to hire any full-time employees prior to the consummation of a business combination.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently pay approximately $1,000 per month to maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong. Our telephone number is 011-852-9836-2643.

Item 3. Legal Proceedings

As of December 31, 2008 we are not aware of any active or pending legal proceedings, material or otherwise, which involve us or any of our properties or subsidiaries, nor are we aware of there any such proceedings contemplated by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. We intend to apply to have our common stock quoted on the OTC Bulletin Board once this Prospectus has been declared effective by the SEC; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. If we are unable to obtain a market maker, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Further, even if we secure a market maker, there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. Any of these outcomes could prevent us from developing a trading market for our common stock.

Holders

As of March 30, 2009 there were 73 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay any dividends on shares of our common stock in the foreseeable future. The decision regarding the payment of future dividends lies solely with our Board of Directors and depends upon a number of factors deemed relevant by our Board, including our ability to successfully complete a business combination and generated earnings thereafter.

Equity Compensation Plans

To date, we have not implemented any equity compensation plans.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

All sales of our unregistered securities during the period from January 1, 2008 to December 31, 2008 have been previously reported.

Use of Proceeds from Registered Securities

We filed a Form S-1 registration statement with the SEC on November 11, 2008 which has not yet been declared effective.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

Results of Operations for the Three Months Ended December 31, 2008 and the Twelve Months Ended December 31, 2008

Revenue and Other Income

During the period February 9, 2000 (date of inception) to December 31, 2008, we did not generate any revenues. We had total assets of $481,369, total liabilities of $68,754, and an accumulated deficit of $273,813 as at December 31, 2008.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next two years. We believe that our success depends on our ability to complete a business combination and our ability to develop any target business that we may acquire.

For the twelve months ended December 31, 2008, we generated $20,120 of interest income, an increase of $16,146 from the $3,974 of interest income generated for the same period in 2007.Net Loss

Our net loss was $122,879 for the twelve months ended December 31, 2008, which was an increase of $26,290 over the net loss of $96,589 we incurred for the twelve months ended December 31, 2007. The increase in net loss was a result of increased general and administrative expenses as described under the heading entitled “Expenses” below.

Our net loss per share was $0.02 for both fiscal years ended December 31, 2008 and December 31, 2007.

Expenses

From February 9, 2000 to December 31, 2008, we accumulated total operating expenses of $297,907. Our total operating expenses increased by $42,436 or 42% to $142,999 for the twelve months ended December 31, 2008 from $100,563 for the same period in 2007.

Our operating expenses from our inception to December 31, 2008 have consisted entirely of general and administrative expenses, with costs categories as follows:

•	professional fees

•	management fees

•	meals and entertainment

•	office maintenance

•	communication expenses (cellular, internet, fax, and telephone)

•	office supplies

•	courier and postage costs

The increase in our total expenses was mainly due to increased professional fees and management fees. The increase in our total operating expenses mainly resulted from increased professional fees and management fees. The increase in professional fees was due to the provision of additional legal and auditing services and an increase in the cost of accounting services. The increase in our management fees was due to the engagement of our former Chief Operating Officer.

Liquidity and Capital Resources

As of December 31, 2008 we had a working capital surplus of $239,529 and cash of $308,283 in our bank accounts. As of December 31, 2007 we had a working capital surplus of $542,786 and cash of $583,512 in our bank accounts.  From our inception on February 9, 2000 to December 31, 2008 we have raised an aggregate of $648,800 through private placements of our common stock, which has funded our accumulated deficit of $273,813.

For the twelve months ended December 31, 2008 we used net cash of $122,879 on operating activities, compared to net cash used of $225,045 during same period in 2007. Also for the twelve months ended December 31, 2008, we used net cash of $160,258 on financing activities, which was comprised of repaying a $160,258 to CIBT Education Group Inc. For the twelve months ended December 31, 2007, we raised net cash of $808,558, comprised of $648,300 from private placements of our common stock and $160,258 from a loan that we subsequently repaid on September 29, 2008 to CIBT Education Group Inc.

Overall, our cash holdings decreased by $275,229 during the twelve months ended December 31, 2008.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company, to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As at December 31, 2008 Live-Interactive owed us a total of $173,086, including interest.

On February 9, 2007 we entered into a convertible promissory note agreement with CIBT Education Group Inc. whereby CIBT agreed to lend us $150,000 at an interest rate of 8% per annum. CIBT is a public company listed on the TSX Venture Exchange and American Stock Exchange. Toby Chu is the President, Chief Executive Officer and a director of CIBT. Tim Leong is the Chief Financial Officer, Secretary and Senior Vice President of CIBT. Both Mr. Chu and Mr. Leong served on our Board of Directors from January 15, 2007 to September 29, 2008.  Additionally, from January 15, 2007 to July 23, 2007 Mr. Chu served as our President and Chief Executive Officer and Mr. Leong served as our Chief Financial Officer and Secretary. On September 29, 2008 we repaid the full amount of this loan plus accrued interest, and the convertible promissory note was cancelled.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning January 2009) will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount
General and administration expenses	$38,000
Professional fees	$50,000
Rent	$12,000
Total	$100,000

As of December 31, 2008, we had $308,283 in cash. Should we need additional capital to fund the acquisition of an operating business, we will proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

We are reviewing other businesses for potential combinations on an ongoing basis. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed business combination and our ability to develop our acquired businesses.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Contractual Obligations

Not applicable.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

We plan to review and identify potential businesses for acquisitions or other business combinations. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Financial Instruments

The carrying values of cash, bank indebtedness, accounts payable, accrued liabilities and loans payable to related party approximate their fair values because of the short-term maturity or nature of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”, which establishes principles and requirements governing how the acquirer of a business recognizes and measures in its financial statements the assets, liabilities and non-controlling interests acquired or assumed from the acquired business. The statement also provides guidance on how to measure and account for goodwill acquired in a business combination and determines what disclosure to provide in the acquirer’s financial statements. The guidance became effective for fiscal years beginning on or after December 15, 2008 and will become applicable to any business combination we undertake on or after January 1, 2009.

Foreign Currency Translation

Our functional currency and reporting currency is the United States dollar. Our monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate as at the balance sheet date. We include gains and losses arising from all transactions that have a foreign currency element in our Statements of Operations for each period. Generally the foreign currency transactions we undertake are in Canadian dollars. We have not, as of December 31, 2008, engaged in any hedging activities or entered into any derivative instruments to offset the impact of foreign currency fluctuations on our Statement of Operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

December 31, 2008

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA INC.
Vancouver, B.C., Canada

We have audited the balance sheets of ASIA INTERACTIVE MEDIA INC. a development stage company, as at DECEMBER 31, 2008 and DECEMBER 31, 2007, the statements of earnings and deficit, stockholders’ deficiency and cash flows the years then ended and for the period from inception February 9, 2000 to DECEMBER 31, 2008. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASIA INTERACTIVE MEDIA INC a development stage company, as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA
March 25, 2009

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2008 $	December 31, 2007 $

Assets

Current Assets

Cash	308,283	583,512

Total Current Assets	308,283	583,512

Loan receivable (Note 3)	173,086	152,966

Total Assets	481,369	736,478

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	51,442	23,414
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	68,754	40,726

Loan Payable (Note 4)	–	160,258

Total Liabilities	68,754	200,984

Contingency (Notes 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares Issued and outstanding	67	50

Additional Paid-in Capital	648,733	450

Stock Subscriptions (Note 6)	–	648,300

Donated Capital	37,628	37,628

Deficit Accumulated During the Development Stage	(273,813)	(150,934)

Total Stockholders’ Equity	412,615	535,494

Total Liabilities and Stockholders’ Equity	481,369	736,478

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31, 2008	December 31, 2008	December 31, 2007
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative	297,907	142,999	100,563

Total Operating Expenses	297,907	142,999	100,563

Other Income	24,094	20,120	3,974

Net Income (Loss)	(273,813)	(122,879)	(96,589)

Net Loss Per Share - Basic and Diluted		(0.02)	(0.02)

Weighted Average Shares Outstanding		6,634,492	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	For the year ended	For the year ended
	December 31, 2008 $	December 31, 2008 $	December 31, 2007 $

Operating Activities

Net loss	(273,813)	(122,879)	(96,589)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(173,086)	(20,120)	(152,966)
Accounts payable and accrued liabilities	51,442	28,028	20,581
Due to related party	17,312	–	3,928
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(340,517)	(114,971)	(225,046)

Financing Activities

Loan payable	–	(160,258)	160,258
Common stock	67	17	–
Additional paid-in capital	648,733	648,283	–
Stock subscriptions	–	(648,300)	648,300

Net Cash Provided by Financing Activities	648,800	(160,258)	808,558

Net Increase in Cash	308,283	(275,229)	583,512
Cash – Beginning of Period	–	583,512	–

Cash – End of Period	308,283	308,283	583,512

Supplemental Disclosures:

Interest paid	19,233	19,233	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to December 31, 2008
(Expressed in U.S. Dollars)

	Shares #	Amount $	Additional Paid-in Capital (Discount) $	Deficit Accumulated During the Exploration Stage $	Total $

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2008

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2008, the Company had a working capital surplus of $239,529 and has accumulated losses of $273,813 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
December 31, 2008

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact SFAS 141 (Revised) will have on the Company’s financial position or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact SFAS 160 will have on the Company’s financial position and results of operations upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position or results of operations.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2008

2.    Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the impact FSP FAS 142-3 will have on the Company’s financial position and results of operations upon adoption.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is in the process of evaluating the impact FSP 14-1 will have on the Company’s financial position and results of operations upon adoption.

3.    Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at December 31, 2008, a total of $173,086, including accrued interest, was owing from Live-Interactive.

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

5.    Related Party Transactions

At December 31, 2008, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

6.    Stock Subscriptions

On January 8, 2008 a total of 1,634,492 common shares were issued pursuant to three separate private placements of the Company’s common stock.  A total of 980,433 share purchase warrants were issued in connection with one of the private placements.  Each share purchase warrant entitles the warrant holder to purchase one common share of the Company at $1.00 per share.  The share purchase warrants expire on January 8, 2009.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Thomas J. Harris, Certified Public Accountant, of 3901 Stone Way N., Suite 202, Seattle, Washington 98103, serves as our independent registered public accountant and has served in this capacity since our fiscal year ended December 31, 2006. Our audited financial statements for the fiscal years ended December 31, 2007 and December 31, 2008 have been included in this annual report in reliance upon Thomas J. Harris, Certified Public Accountant, as an expert in accounting and auditing. We have had no disagreements with Thomas J. Harris.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our sole officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Report, our sole officer concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to our sole executive officer to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our sole executive officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no independent directors and no audit committee. There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization. There is no code of ethics.

2.	Management override of existing controls is possible given there is only a sole officer and no other personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies. We intend to implement a code of ethics during the 2009 fiscal year.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the conclusions to our management’s report in this annual report on Form 10-K.

Changes in Internal Controls

During the quarter ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not applicable.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

Our Bylaws state that the authorized number of our directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our current director and executive officer is as follows:

Name and Age	Position(s) Held in Asia Interactive
Ken Ng , 42	President, Chief Executive Officer, Chief Financial Principal Accounting Officer, Secretary, Treasurer and Director

Ken Ng will serve as our sole director until our next annual stockholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the pleasure of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Biography

Ken Ng, President, CEO, CFO, Secretary, and Treasurer

Ken Ng has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since July 23, 2007.  He also acts as our Principal Accounting Officer. He was appointed as our director on September 29, 2008. He manages our international business relations, business development and legal and financial matters. Since 2002, Mr. Ng has been the Vice President of Pacifico Management Consultants Inc., a small company primarily in the business of providing e-commerce and software development services.

Since 1991, Mr. Ng has owned and operated a number of business ventures ranging from start-up companies to well-established corporations, including ANO Office Automation, a computer technology company with over 60 employees. Mr. Ng invested in several China-based companies from 1997 to 2004. His wealth of knowledge and experience in dealing with China was instrumental in helping EssentialPay, a North America-based electronic payment services company, establish partnerships in China. Mr. Ng graduated from the British Columbia Institute of Technology in 1989 with a diploma in Electronic Engineering.

Mr. Ng is not currently a director of any other public company or any company registered as an investment company.

Conflicts

Ken Ng, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and sole director is not obligated to commit his full time to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of his other business activities, Mr. Ng may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Ng may also in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

As a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to several entities. In addition, conflicts of interest may arise when our Board of Directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any conflicts will be resolved in our favor.

Ken Ng also serves as the Vice President of Pacifico Management Consultants. While we do not expect this entity to compete with us as it in not engaged in business acquisition or combinations, Mr. Ng has a fiduciary duty to this company and may not present business combination opportunities to us unless this entity has first declined to accept them.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. We also intend to establish policies and procedures for seeking appropriate business combination candidates. As part of our intended processes, we intend to create a contact database describing the materials we receive from any potential target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidates were either rejected or the issues that, upon initial evaluation, require further investigation. As the evaluation process progresses, numerous other factors, which are expected to vary with each potential candidate we evaluate, are expected to be relevant to a final determination of whether to move forward with any particular acquisition candidate.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a current report on Form 8-K.

Audit Committee

We do not have an audit committee as we are not a listed issuer. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on our Board of Directors.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended December 31, 2008.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed; however, some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our Chief Executive Officer and Chief Financial Officer who held those positions during the most recent fiscal year, and each other executive officer whose total cash compensation exceeded $100,000:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Ng President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Toby Chu (1)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Tim Leong (2)	2008
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Wayne Lio (3)	2008	(4)	0	0	0	0	0	0	0
	2007	30,000 (5)	0	0	0	0	0	0	30,000
	2006	0	0	0	0	0	0	0	0

(1)	Toby Chu served as our President and Chief Executive Officer from January 15, 2007 to July 23, 2007. Mr. Chu served as our director from January 15, 2007 to August 31, 2008.

(2)	Tim Leong served as our Chief Financial Officer and Secretary from January 15, 2007 to July 23, 2007. Mr. Leong served as our director January 15, 2007 to August 31, 2008.

(3)	Wayne Lio served as our Chief Operating Officer from July 23, 2007 to September 29, 2008.

(4)	Represents fees of $6,000 per month earned by Wayne Lio for his services as our Chief Operating Officer from January 2008 to September 29, 2008.

(5)	Represents fees of $6,000 per month earned by Wayne Lio for his services as our Chief Operating Officer from August 2007 to December 2007.

Except as provided above, we did not compensate our executive officers or directors, former or present, for their services during fiscal 2007 or 2008.

Compensation Discussion and Analysis

We have not implemented any compensation programs and will not do so until after we have completed a business combination.

Management Agreements

We have not entered into any management or consulting agreements with Ken Ng, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

Option Grants

We have not granted any options or stock appreciation rights from our inception to December 31, 2008.

Compensation of Directors

Our directors have not received any compensation for their services as directors during the fiscal year ended December 31, 2008. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our sole director and executive officer, Ken Ng, has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. Ken Ng has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of March 30, 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 30, 2009 we had 6,634,492 issued and outstanding shares of our common stock. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Common Shares	Ken Ng (3) 339 East 34th Avenue Vancouver, BC, Canada V5W 1A2	1,000 (4)	(5)
	All Officers and Directors as a Group	1,000	(5)
Common Shares	Adfleet Media Asia Ltd. (6) Flat B, 13F, Kiu Fu Commercial Building 300 – 306 Lockhart Rd, Wanchai, Hong Kong	392,664	6
Common Shares	Beckford Finance S.A. (7) 20 Rue Senebier Case Postale 166 1211 Geneve 12, Switzerland	932,765	14
Common Shares	Amy Ng (8) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	1,973,256 (8)	30
Common Shares	Shanghai Success Company Ltd. (9) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	785,327	12
Common Shares	Travelex Investments SA (10) East 53rd Street, Marbella, 2nd Floor Panama City, Panama	847,859	13
Common Shares	Xiao-Qin Zhang Room 302, Block 1, Building 8 16 Wu Yi Road, Xining, Qinghai China 810000	392,439	6

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

(2)	Based on 6,634,492 issued and outstanding shares of our common stock as of March 30, 2009.

(3)	Ken Ng is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Secretary, Treasurer and sole director.

(4)	Includes 1,000 shares of our common stock owned by May Ng, the spouse of Ken Ng.

(5)	Less than 1%.

(6)	To our knowledge, John Gunn has sole voting and dispositive control with respect to the securities owned by Adfleet Media Asia Ltd.

(7)	To our knowledge, Andre Kaplun has sole voting and dispositive control with respect to the securities owned by Beckford Finance S.A.

(8)
Amy Ng and Ken Ng, our sole officer and director, are siblings. Amy Ng’s shareholdings include 1,187,928 shares held directly in the name of Amy Ng and 785,327 shares held by Shanghai Success Company Ltd.

(9)	To our knowledge, Amy Ng has sole voting and dispositive control with respect to the securities owned by Shanghai Success Company Ltd.

(10)	To our knowledge, Edgardo Diaz has sole voting and dispositive control with respect to the securities owned by Travelex Investment S.A.

Equity Compensation Plans

None.

Changes in Control

We do not know of any arrangements, nor any pledge by any person of our securities, that may at a later date result in a change in control of us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

At December 31, 2008, we are indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, our significant shareholder and the sister of our sole officer and director Ken Ng, in the amount of $17,312, representing expenses paid on our behalf.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Our sole director reviews and approves of all related party transactions before they are entered into by the company.

Director Independence

Our sole officer and director, Ken Ng, does not qualify as an independent director. We do not have any shares listed on an exchange or quoted on an inter-dealer quotation system. As such, we are not subject to any requirements regarding director independence and we have not adopted a definition of independence. Once we engage additional directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors to determine if each person qualifies as independent under the definition.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditor, Thomas J. Harris, for the audit of our annual financial statements for the year ended December 31, 2007 and 2008 and any other fees billed for other services rendered by Thomas J. Harris during these periods. All fees are in US dollars.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit fees	$9,250	$8,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$9,250	$8,750

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2008. None of the work performed by our principal accountant, Thomas J. Harris, to audit our financial statements for fiscal 2008 was performed by persons other than Thomas J. Harris’ full-time, permanent employees.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

There are no financial statement schedules.

Exhibits

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

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: March 31, 2009	Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ken Ng
Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Authorized Principal Financial and Accounting Officer)	March 31, 2009