Form 10-Q
period 2009-03-31
Asia Interactive Media Inc.
filed 2009-05-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-49768

Asia Interactive Media Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Level 30, Bank of China Tower,	011-852-9836-2643
1 Garden Road, Central Hong Kong	(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes  ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 11, 2009, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)

March 31, 2009

Balance Sheet	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Statement of Stockholders' Deficit	F–4
Notes to the Financial Statements	F–5

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
UNAUDITED
(Expressed in U.S. Dollars)

	March 31, 2009 $	December 31, 2008 $

Assets

Current Assets

Cash	245,511	308,283

Total Current Assets	245,511	308,283

Loan receivable (Note 3)	177,580	173,086

Total Assets	423,091	481,369

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	40,602	51,442
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	57,914	68,754

Loan Payable (Note 4)	–	–

Total Liabilities	57,914	68,754

Contingency (Notes 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares Issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 6)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated During the Development Stage	(321,251)	(273,813)

Total Stockholders’ Equity	365,177	412,615

Total Liabilities and Stockholders’ Equity	423,091	481,369

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	Three months ended	Three months ended
	to March 31, 2009	March 31, 2009	March 31, 2008
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative	349,839	51,932	27,704

Total Operating Expenses	349,839	51,932	27,704

Other Income	28,588	4,494	4,838

Net Income (Loss)	(321,251)	(47,438)	(22,866)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.00)

Weighted Average Shares Outstanding		6,634,492	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	Three months	Three months
	(Date of Inception)	ended	ended
	to March 31, 2009	March 31, 2009	March 31, 2008
	$	$	$

Operating Activities

Net loss	(321,251)	(47,438)	(22,866)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(177,580)	(4,494)	(4,838)
Accounts payable and accrued liabilities	40,602	(10,840)	6,279
Due to related party	17,312	–	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(403,289)	(62,772)	(21,425)

Financing Activities

Loan payable	–	–	2,992
Common stock	67	–	17
Additional paid-in capital	648,733	–	648,283
Stock subscriptions	–	–	(648,300)

Net Cash Provided by Financing Activities	648,800	–	2,992

Net Increase (Decrease) in Cash	245,511	(62,772)	(18,433)
Cash – Beginning of Period	–	308,283	583,512

Cash – End of Period	245,511	245,511	565,079

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to March 31, 2009
UNAUDITED
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares #	Amount $	(Discount) $	Stage $	Total $

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(47,438)	(47,438)

Balance – March 31, 2009	6,634,492	67	648,733	(321,251)	327,549

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to March 31, 2009
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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2009, the Company had a working capital surplus of $187,597 and has accumulated losses of $321,251 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to March 31, 2009
UNAUDITED
(Expressed in U.S. Dollars)

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is in the process of evaluating the impact FSP FSP 14-1 will have on the Company’s financial position and results of operations upon adoption.

3.	Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at March 31, 2009, a total of $177,580, including accrued interest, was owing from Live-Interactive.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
For the Period from February 9, 2000 (Date of Inception) to March 31, 2009
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

At March 31, 2009, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

6.	Stock Subscriptions

On January 8, 2008 a total of 1,634,492 common shares were issued pursuant to three separate private placements of the Company’s common stock.  A total of 980,433 share purchase warrants were issued in connection with one of the private placements.  Each share purchase warrant entitled the warrant holder to purchase one common share of the Company at $1.00 per share.  The share purchase warrants expired on January 8, 2009.

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

Results of Operations for the three months and three months ended March 31, 2009, compared to the same period in 2008

Revenue and Other Income

From February 9, 2000 (date of inception) to March 31, 2009 we have not generated any revenues. We had total assets of $423,091, total liabilities of $57,914 and an accumulated deficit of $321,251 as of March 31, 2009.

We anticipate that we will not earn any revenues during the current fiscal year, or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions, mergers, joint ventures or other strategic transactions. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our potential acquisitions, joint ventures or other strategic transactions, and our ability to develop any business we may acquire.

We generated interest income of $4,494 for the three months ended March 31, 2009, an decrease of $344 from $4,838 for the comparable period in 2008. From our inception to March 31, 2009 we have generated total interest income of $28,588.

Net Loss

From February 9, 2000 (date of inception) to March 31, 2009 we incurred a net loss of $321,251. Our net loss increased by $24,572 to $47,438 for the three months ended March 31, 2009 compared to $22,866 for the same period in 2008. The increase in net loss was due to foreign exchange losses we sustained during the three months ended March 31, 2009 of $34,675 as compared to no losses or gains on foreign exchange for the three months ended March 31, 2008. Our professional fees also increased by $9,358 from the three months ended March 31, 2008 to the same period in 2009.

Expenses

From February 9, 2000 (date of inception) to March 31, 2009, our total expenses were $349,839 and consisted entirely of general and administrative expenses. Our total expenses increased by $24,228 to $51,932 for the three months ended March 31, 2009 from $22,866 for the same period in 2008. General and administrative expenses for the three month ended March 31, 2009 consisted of $34,675 in foreign exchange losses, $15,989 in professional fees and $1,268 in office expenses and bank charges.

For the three months ended March 31, 2008, our general and administrative expenses included $17,917 in management fees paid to our former executive officers (our sole officer currently does not receive any compensation), $6,631 in professional fees and $3,164 in office expenses and bank charges.

Our office expenses include communication expenses (cellular, internet, fax, and telephone), office supplies, courier fees and postage costs. Our professional fees consist of accounting, legal and audit fees.

Liquidity and Capital Resources

As of March 31, 2009 we had a working capital surplus of $187,597 and cash of $245,511 in our bank accounts. Our total assets were $423,091 or $0.06 per share as of March 31, 2009. Our net loss of $321,251 from February 9, 2000 (date of inception) to March 31, 2009 was funded by our equity financing.

From February 9, 2000 (date of inception) to March 31, 2009 we raised gross proceeds of $648,800 in cash from the sale of our securities.

During the three months ended March 31, 2009 we used net cash of $62,772 for operating activities, compared to net cash used for the three months ended March 31, 2008 of $21,425. There were no financing activities conducted during the three months ended March 31, 2009. Our cash decreased by $$62,772 during the three months ended March 31, 2009.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning April 2009) will be approximately $675,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

We expect to require approximately $420,000 in financing to acquire a potential business and fund its operations over the next 12 months (beginning April 2009), as follows:

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to acquisition of the potential target business	12 months	50,000
Acquisition costs of the potential business	12 months	270,000
Development of the potential business	12 months	80,000
Total		420,000

Our other planned operational expenses for the next twelve months (beginning April 2009) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Launch and development of our website	April 2009	10,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	July 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Rent	12 months	35,000
Other general and administrative expenses	12 months	5,000
Total		255,000

While we are currently in good short-term financial standing, we anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can complete a business combination and thus generate substantial revenues. It may take several years for us to acquire an operating business, develop a business plan and generate a profit. There is no assurance we will achieve profitable operations after completion of a business combination.

As of March 31, 2009 we had cash of $245,511 on hand. We require an additional $9,489 to sustain our operations for the next 12 months (beginning April 2009). If we are able to identify a suitable target for a business acquisition, we will require $174,489 in addition to our cash of $245,511 in order to finance the acquisition.

We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. Our management will continue to monitor our cash position and determine which financing method to pursue based on our cash needs and the availability of credit or equity financing at the time the determination is made.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be significant and profitable after completion of any business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our financial statements do not include any adjustments resulting from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually begin generating operating revenues, we may be forced to sell our assets or curtail or cease our operations. The risk that we may be unable to continue as a going concern will only be eliminated when our revenues have reached a level that sustains our business operations.

We plan to review and identify potential businesses for acquisitions or other business combination transactions. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any future transactions and could financially overextend ourselves. Joint ventures or acquisitions may present financial, managerial and operational challenges, including diversion of management attention from the existing business and difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new joint ventures or assets successfully could adversely affect our business and future financial performance.

Off-Balance Sheet Arrangements

As of March 31, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Ken Ng, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2008, our sole officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

We have not been able to implement any of the recommended changes to control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of exhibits to this Form 10-Q follows.

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

Asia Interactive Media Inc.
(Registrant)

	By:	/s/ Ken Ng
Date: May 14, 2009		Ken Ng
President, Chief Executive Officer, Chief Financial Officer
(Authorized Officer and Principal Financial Officer)