Form 10-Q
period 2009-09-30
Asia Interactive Media Inc.
filed 2009-11-10
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes  ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 9, 2009, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

September 30, 2009

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
UNAUDITED
(Expressed in U.S. Dollars)

	September 30, 2009 $	December 31, 2008 $

Assets

Current Assets

Cash	197,079	308,283

Total Current Assets	197,079	308,283

Loan receivable (Note 3)	187,571	173,086

Total Assets	384,650	481,369

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	33,245	51,442
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	50,557	68,754

Loan Payable (Note 4)	–	–

Total Liabilities	50,557	68,754

Contingency (Notes 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares Issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 6)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated During the Development Stage	(352,335)	(273,813)

Total Stockholders’ Equity	334,093	412,615

Total Liabilities and Stockholders’ Equity	384,650	481,369

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the nine	For the nine
	(Date of Inception)	months ended	months ended	months ended	months ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2009 $	2009 $	2008 $	2009 $	2008 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	390,914	3,747	20,987	93,007	77,932

Total Operating Expenses	390,914	3,747	20,987	93,007	77,932

Other Income	38,579	5,165	5,494	14,485	15,926

Net Income (Loss)	(352,335)	1,418	(15,493)	(78,522)	(62,006)

Net Income (Loss) Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		6,634,492	6,634,492	6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the nine	For the nine
	(Date of Inception)	months ended	months ended
	to September 30,	September 30,	September 30,
	2009 $	2009 $	2008 $

Operating Activities

Net loss	(352,335)	(78,522)	(62,006)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(187,571)	(14,485)	(15,926)
Accounts payable and accrued liabilities	33,245	(18,197)	30,177
Due to related party	17,312	–	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(451,721)	(111,204)	(47,755)

Financing Activities

Loan payable	–	–	(160,258)
Common stock	67	–	17
Additional paid-in capital	648,733	–	648,283
Stock subscriptions	–	–	(648,300)

Net Cash Provided by Financing Activities	648,800	–	(160,258)

Net Increase (Decrease) in Cash	197,079	(111,204)	(208,013)
Cash – Beginning of Period	–	308,283	583,512

Cash – End of Period	197,079	197,079	375,499

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to September 30, 2009
UNAUDITED
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares #	Amount $	(Discount) $	Stage $	Total $

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(78,522)	(78,522)

Balance – September 30, 2009	6,634,492	67	648,733	(352,335)	296,465

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
UNAUDITED
(Expressed in U.S. Dollars)

1.Nature of Business and Continuance of Operations

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2009, the Company had a working capital surplus of $146,522 and has accumulated losses of $352,335 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
September 30, 2009
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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
UNAUDITED
(Expressed in U.S. Dollars)

3. Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at September 30, 2009, a total of $187,571, including accrued interest, was owing from Live-Interactive.

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

5. Related Party Transactions

At September 30, 2009, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Results of Operations for the three months ended September 30, 2009, compared to the same period in 2008

Revenue and Other Income

From February 9, 2000 (date of inception) to September 30, 2009 we have not generated any revenues. We had total assets of $384,650, total liabilities of $50,557 and an accumulated deficit of $352,335 as of September 30, 2009.

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

We generated interest income of $5,165 for the three months ended September 30, 2009, a decrease of $329 from $5,494 for the comparable period in 2008. From our inception on February 9, 2000 to September 30, 2009 we have generated total interest income of $38,579.

Net Loss

From February 9, 2000 (date of inception) to September 30, 2009 we incurred a net loss of $352,335. For the three months ended September 30, 2009 we generated net income of $1,418 compared to a net loss of $15,493 for the three months ended September 30, 2008. The increase of $16,911 was due to a reduction in general and administrative expenses, including professional fees for the three months ended September 30, 2009 as well as reduced management fees.

Expenses

From February 9, 2000 (date of inception) to September 30, 2009, our total expenses were $390,914 and consisted entirely of general and administrative expenses. Our total expenses decreased by $17,240 to $3,747 for the three months ended September 30, 2009 from $20,987 for the same period in 2008. General and administrative expenses for the three month ended September 30, 2009 consisted of $11,0000 in consulting and management fees, $4,425 in professional fees, a foreign exchange gain of $11,724 and bank charges of $46.

For the three months ended September 30, 2008, our general and administrative expenses included $16,982 in professional fees, a foreign exchange loss of $948, $2,991 in interest expenses on an outstanding loan and $66 in bank charges.

Our office expenses include communication expenses (cellular, internet, fax, and telephone), office supplies, courier fees and postage costs. Our professional fees consist of accounting, legal and audit fees.

Results of Operations for the nine months ended September 30, 2009, compared to the same period in 2008

We generated interest income of $14,485 for the nine months ended September 30, 2009, a decrease of $1,441 from $15,926 for the comparable period in 2008.

Net Loss

Our net loss increased by $16,516 to $78,522 for the nine months ended September 30, 2009 compared to $62,006 for the same period in 2008. The increase in net loss was primarily due to increases in professional fees and a foreign exchange loss for the nine months ended September 30, 2009, as described in more detail below.

Expenses

Our total expenses were $93,007 for the nine months ended September 30, 2009, an increase of $15,075 compared to total expenses of $77932 for the nine months ended September, 2008. General and administrative expenses for the nine month ended September 30, 2009 consisted of $67,207 in professional fees, $14,000 in consulting and management fees, a  foreign exchange loss of $9,442, office expenses of $2,200 and bank charges of $158.

For the nine months ended September 30, 2008, our general and administrative expenses included $43,872 in professional fees, $23,563 in management fees paid to our former executive officers, loan interest expenses of $8,975, foreign exchange loss of $1,206 and bank charges of $316.

Liquidity and Capital Resources

As of September 30, 2009 we had a working capital surplus of $146,522 and cash of $197,079 in our bank accounts. Our total assets were $384,650 or $0.06 per share as of September 30, 2009. Our net loss of $352,335 from February 9, 2000 (date of inception) to September 30, 2009 was funded by equity financing. From February 9, 2000 (date of inception) to September 30, 2009 we raised gross proceeds of $648,800 in cash from the sale of our securities.

During the nine months ended September 30, 2009 we used net cash of $78,522 for operating activities, compared to net cash used for the nine months ended September 30, 2008 of $62,006. There were no financing activities conducted during the nine months ended September 30, 2009. Our cash decreased by $111,204 during the nine months ended September 30, 2009.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the 12 months following the end of our last quarter (beginning October 2009) will be approximately $675,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

We expect to require approximately $420,000 in financing to acquire a potential business and fund its operations over the next 12 months (beginning October 2009), as follows:

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to acquisition of the potential target business	12 months	50,000
Acquisition costs of the potential business	12 months	270,000
Development of the potential business	12 months	80,000
Total		420,000

Our other planned operational expenses for the next twelve months (beginning October 2009) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Launch and development of our website	November 2009	10,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	February 2019	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Rent	12 months	35,000
Other general and administrative expenses	12 months	5,000
Total		255,000

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

As of September 30, 2009 we had cash of $197,079 on hand. We require an additional $57,921 to sustain our operations for the next 12 months (beginning October 2009). If we are able to identify a suitable target for a business acquisition, we will require $222,921 in addition to our cash of $197,079 in order to finance the acquisition.

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

Off-Balance Sheet Arrangements

As of September 30, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Ken Ng, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2008, our sole officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

We have not been able to implement any of the recommended changes to control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2009.

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

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: November 10, 2009	Ken Ng
President, Chief Executive Officer, Chief Financial Officer (Authorized Officer and Principal Financial Officer)