Form 10-K
period 2009-12-31
Asia Interactive Media Inc.
filed 2010-03-31
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As at June 30, 2009: N/A as the company is not publicly traded

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As at March 29, 2010: 6,634,492

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

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

General Development of Business

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

As of December 31, 2009, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. There is no assurance as to whether any business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even if a business combination is successfully completed, we may not be able to achieve our anticipated business goals, gain any operating benefits, or generate any profits.

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next twelve months (beginning April 1, 2010), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations. If we cease our operations, you may lose your entire investment in our common stock.

Narrative Description of Business

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

We have not filed for any protection of our trademark. As of December 31, 2009 we did not own any intellectual property.

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

Employees

As of December 31, 2009 we had no full-time employees. Our sole executive officer, Mr. Ken Ng, provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any time period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer to devote an average of approximately 10 hours per week to our business.  We do not intend to hire any full-time employees prior to the consummation of a business combination.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently pay approximately $1,000 per month to maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong. Our telephone number is 011-852-9836-2643.

Item 3.  Legal Proceedings

As of December 31, 2009 we are not aware of any active or pending legal proceedings, material or otherwise, which involve us or any of our properties or subsidiaries, nor are we aware of there any such proceedings contemplated by any governmental authority.

There were no such proceedings that terminated during the fourth quarter of the fiscal year ended December 31, 2009.

Item 4.  (Removed and Reserved)

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. We may apply to list our common stock for trading on a stock exchange or to have our common stock quoted on the OTC Bulletin Board following the successful completion of a business combination; however, there no definitive agreement has been negotiated and there is no guarantee any such application will be submitted to a stock exchange or to the OTC Bulletin Board.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. In the event that our common stock is quoted on the OTC Bulletin Board, take note that OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

Holders

As of March 29, 2010 there were 74 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay any dividends in the foreseeable future. The decision regarding the payment of future dividends lies solely with our Board of Directors and depends upon a number of factors deemed relevant by our Board, including our ability to successfully complete a business combination, generate revenues and attain profitability.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not implemented any equity compensation plans.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2009.

Use of Proceeds from Registered Securities

None. On March 20, 2009 we withdrew the Form S-1 registration statement filed with the SEC on November 11, 2008 prior to the Form S-1 being declared effective.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Results of Operations for the Period from Inception to December 31, 2009 and the Twelve Months Ended December 31, 2009

Revenue and Other Income

During the period February 9, 2000 (date of inception) to December 31, 2009, we did not generate any revenues. We had total assets of $388,227, total liabilities of $61,369, and an accumulated deficit of $359,570 as at December 31, 2009.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

For the twelve months ended December 31, 2009, we generated $19,845 in interest income, a slight decrease of $275 from the $20,120 in interest income generated for the same period in 2008. We have generated total interest income over the period from inception to December 31, 2009 of $43,939.

Net Loss

Our net loss was $85,757 for the twelve months ended December 31, 2009, which was an improvement of $37,122 over the net loss of $122,879 we incurred for the twelve months ended December 31, 2008. The reduction in net loss was a result of reduced general and administrative expenses as described under the heading entitled “Expenses” below.

Our net loss per share was $0.01 for fiscal 2009 and $0.02 per share for fiscal 2008.

Expenses

From February 9, 2000 to December 31, 2009, the aggregate value of our total operating expenses was $403,509. Our total operating expenses decreased by $37,397 or 26% to $105,602 for the twelve months ended December 31, 2009 from $142,999 for the same period in 2008.

Our operating expenses from our inception to December 31, 2009 have consisted entirely of general and administrative expenses, comprised of the following categories of costs:

●	professional fees

●	management fees

●	meals and entertainment

●	office maintenance

●	communication expenses (cellular, internet, fax, and telephone)

●	office supplies

●	courier and postage costs

The decrease in our total operating expenses was due to fewer professional fees incurred by us during the twelve months ended December 31, 2009 as we were unable to identify a target company in connection with completing a potential business combination during that period.

Liquidity and Capital Resources

As of December 31, 2009 we had a working capital surplus of $133,927 and cash of $195,296.
As of December 31, 2008 we had a working capital surplus of $239,529 and cash of $308,283.  From our inception on February 9, 2000 to December 31, 2009 we have raised an aggregate of $648,800 through private placements of our common stock, which has funded our accumulated deficit of $359,570 (fiscal 2008 - $273,813).

For the twelve months ended December 31, 2009 we used net cash of $112,987 on operating activities, compared to $114,971 used during same period in 2008. We used no cash on financing activities for the twelve months ended December 31, 2009, compared to net cash used on financing activities of $160,258 for the twelve months ended December 31, 2008 when   we repaid a $160,258 loan to CIBT Education Group Inc.

Overall, our cash holdings decreased by $112,987 during the twelve months ended December 31, 2009.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company, to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As at December 31, 2009 Live-Interactive owed us a total of $192,931, including interest.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and future employees and grant stock options. We estimate that our expenses over the next 12 months (beginning April 2010) will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount
General and administration expenses	$38,000
Professional fees	$50,000
Rent	$12,000
Total	$100,000

As of December 31, 2009, we had $195,296 in cash. Should we need additional capital to fund the acquisition of an operating business, we will proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

We are reviewing other businesses for potential combinations on an ongoing basis. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of a potential business combination and our ability to develop any business we may acquire.

Capital Resources

At December 31, 2009 we owe a total of $17,312 to Tokay Sequoia Management Ltd., whose sole officer is the sister of our sole officer and director, Ken Ng, for expenses paid on our behalf. This amount is non-interest bearing, unsecured and has no specific terms of repayment. As of December 31, 2009, we had sufficient cash on hand to repay this loan.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our audited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Cash and Cash Equivalents

We consider all highly liquid instruments maturing in three months or less at  the time of issuance to be cash equivalents.

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

December 31, 2009

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA INC.
Vancouver, B.C., Canada

We have audited the balance sheets of ASIA INTERACTIVE MEDIA INC. a development stage company, as at DECEMBER 31, 2009 and DECEMBER 31, 2008, the statements of earnings and deficit, stockholders’ deficiency and cash flows the years then ended and for the period from inception February 9, 2000 to DECEMBER 31, 2009. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASIA INTERACTIVE MEDIA INC a development stage company, as of December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

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

/s/Thomas J Harris
Thomas J Harris, CPA
March 26, 2010

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2009 $	December 31, 2008 $
Assets

Current Assets

Cash	195,296	308,283

Total Current Assets	195,296	308,283

Loan receivable (Note 3)	192,931	173,086

Total Assets	388,227	481,369

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	44,057	51,442
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	61,369	68,754

Loan Payable (Note 4)	–	–

Total Liabilities	61,369	68,754

Contingency (Notes 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares Issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 6)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated During the Development Stage	(359,570)	(273,813)

Total Stockholders’ Equity	326,858	412,615

Total Liabilities and Stockholders’ Equity	388,227	481,369

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$
Revenue	–	–	–

Operating Expenses

General and administrative	403,509	105,602	142,999

Total Operating Expenses	403,509	105,602	142,999

Other Income	43,939	19,845	20,120

Net Income (Loss)	(359,570)	(85,757)	(122,879)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.02)

Weighted Average Shares Outstanding		6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	For the year ended	For the year ended
	December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(359,570)	(85,757)	(122,879)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(192,931)	(19,845)	(20,120)
Accounts payable and accrued liabilities	44,057	(7,385)	28,028
Due to related party	17,312	–	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(453,504)	(112,987)	(114,971)

Financing Activities

Loan payable	–	–	(160,258)
Common stock	67	–	17
Additional paid-in capital	648,733	–	648,283
Stock subscriptions	–	–	(648,300)

Net Cash Provided by Financing Activities	648,800	–	(160,258)

Net Increase in Cash	195,296	(112,987)	(275,229)
Cash – Beginning of Period	–	308,283	583,512

Cash – End of Period	195,296	195,296	308,283

Supplemental Disclosures:

Interest paid	19,233	–	19,233
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to December 31, 2009
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares #	Amount $	(Discount) $	Stage $	Total $
Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(85,757)	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	289,230

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2009

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2009, the Company had a working capital surplus of $133,927 and has accumulated losses of $359,570 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
December 31, 2009

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2009

3. Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at December 31, 2009, a total of $192,931, including accrued interest, was owing from Live-Interactive.

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

5. Related Party Transactions

At December 31, 2009, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Thomas J. Harris, Certified Public Accountant, of 3901 Stone Way N., Suite 202,

Seattle, Washington 98103, serves as our independent registered public accountant and has served in this capacity since our fiscal year ended December 31, 2006. Our audited financial statements for the fiscal years ended December 31, 2008 and December 31, 2009 have been included in this annual report in reliance upon Thomas J. Harris, Certified Public Accountant, as an expert in accounting and auditing. We have had no disagreements with Thomas J. Harris.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our sole officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our sole officer concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to our sole executive officer to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our sole executive officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Management is currently evaluating remediation plans for the above control deficiencies and given the company’s status as a blank cheque company, will implement changes as time and financial resources allow.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that the authorized number of our directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our sole director and executive officer is as set out in the table below.

Name and Age	Position(s) Held in Asia Interactive
Ken Ng , 43	President, Chief Executive Officer, Chief Financial Principal Accounting Officer, Secretary, Treasurer and Director

Ken Ng will serve as our sole director until our next annual stockholder meeting or until a successor is elected who accepts the position. Officers are appointed by our Board of Directors and hold their positions at the pleasure of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●
any bankruptcy or insolvency petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or insolvency or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees as we are a blank cheque company with no operations other than seeking out and successfully consummating a business combination.  When we do adopt a code of ethics, we will disclose it in a current report on Form 8-K.

Audit Committee

We do not have an audit committee as we are not a listed issuer. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on our Board of Directors as of December 31, 2009.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended December 31, 2009.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2009 were filed.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our Chief Executive Officer and Chief Financial Officer who held those positions during the most recent fiscal year, and each other executive officer whose total cash compensation exceeded $100,000:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Ng President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Toby Chu (1)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Tim Leong (2)	2008
	2007	0	0	0	0	0	0	0	0
Wayne Lio (3)	2008	(4)	0	0	0	0	0	0	0
	2007	30,000 (5)	0	0	0	0	0	0	30,000

(1)	Toby Chu served as our President and Chief Executive Officer from January 15, 2007 to July 23, 2007. Mr. Chu served as our director from January 15, 2007 to August 31, 2008.

(2)	Tim Leong served as our Chief Financial Officer and Secretary from January 15, 2007 to July 23, 2007. Mr. Leong served as our director January 15, 2007 to August 31, 2008.

(3)	Wayne Lio served as our Chief Operating Officer from July 23, 2007 to September 29, 2008.

(4)	Represents fees of $6,000 per month earned by Wayne Lio for his services as our Chief Operating Officer from January 2008 to September 29, 2008.

(5)	Represents fees of $6,000 per month earned by Wayne Lio for his services as our Chief Operating Officer from August 2007 to December 2007.

Except as provided above, we did not compensate our executive officers or directors, former or present, for their services during fiscal 2009.

Compensation Discussion and Analysis

We have not implemented any compensation programs and will not do so until after we have completed a business combination.

Management Agreements

We have not entered into any management or consulting agreements with Ken Ng, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

Option Grants

We have not granted any options or stock appreciation rights from our inception to December 31, 2009.

Compensation of Directors

Our directors have not received any compensation for their services as directors during the fiscal year ended December 31, 2009. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

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

Compensation Committee Interlock and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions as we have a sole officer and director. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of March 29, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 29, 2010 we had 6,634,492 issued and outstanding shares of our common stock. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Common Shares	Ken Ng (3) 339 East 34th Avenue Vancouver, BC, Canada V5W 1A2	1,000	(5)
	All Officers and Directors as a Group	1,000	(5)
Common Shares	0841013 BC Ltd. 6439 Granville Street Vancouver BC V6M 3E5	500,000	8
Common Shares	Beckford Finance S.A. (6) 20 Rue Senebier Case Postale 166 121211 Geneva, Switzerland	932,765	14
Common Shares	Samuel Chan Flat B, 12F Hing Win FTY Building No 110 Hong Ming Street Kun Tong Kowloon, Hong Kong	588,996	9
Common Shares	Amy Ng (7) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	991,597 (8)	15
Common Shares	Travelex Investments SA (8) East 53rd Street, Marbella, 2nd Floor Panama City, Panama	847,859	13
Common Shares	Xiao-Qin Zhang Room 302, Block 1, Building 8 16 Wu Yi Road, Xining, Qinghai China 810000	392,439	6
	All 5% Shareholders as a Group

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 6,634,492 issued and outstanding shares of our common stock as of March 29, 2010.

(3)	Ken Ng is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Secretary, Treasurer and sole director.

(4)	Includes 1,000 shares of our common stock owned by May Ng, the spouse of Ken Ng.

(5)	Less than 1%.

(6)	To our knowledge, Andre Kaplun has sole voting and dispositive control with respect to the securities owned by Beckford Finance S.A.

(7)	Amy Ng and Ken Ng, our sole officer and director, are siblings. Amy Ng’s shareholdings consist of direct holdings of 991,597 common shares.

(8)	To our knowledge, Edgardo Diaz has sole voting and dispositive control with respect to the securities owned by Travelex Investment S.A.

Equity Compensation Plans

None.

Changes in Control

We do not know of any arrangements, nor any pledge by any person of our securities, that may at a later date result in a change in control of us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

At December 31, 2009, we are indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, our significant shareholder and the sister of our sole officer and director Ken Ng, in the amount of $17,312, representing expenses paid on our behalf.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 for the last three fiscal years.

Our sole director reviews and approves of all related party transactions before they are entered into by the company. There are no specific policies or procedures in place at this time given the size and limited operations of the company.

Director Independence

Our sole officer and director, Ken Ng, does not qualify as an independent director. We do not have any shares listed on an exchange or quoted on an inter-dealer quotation system. As such, we are not subject to any requirements regarding director independence and we have not adopted a definition of independence. Once we engage additional directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors to determine if each person qualifies as independent under the definition of the applicable exchange or quotation system.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditor, Thomas J. Harris, for the audit of our annual financial statements for the year ended December 31, 2008 and 2009 and any other fees billed for other services rendered by Thomas J. Harris during these periods. All fees are in US dollars.

	Year Ended December 31, 2008	Year Ended December 31, 2009
Audit fees	$3,750	$3,750
Audit-related fees	-	$-
Tax fees	-	$-
All other fees	$5,500	$5,250
Total	$9,250	$9,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee approved 100% of audit related services in fiscal 2009. None of the work performed by our principal accountant, Thomas J. Harris, to audit our financial statements for fiscal 2009 was performed by persons other than Thomas J. Harris’ full-time, permanent employees.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Company’s audited financial statements for the fiscal year ended December 31, 2009 has been filed as part of this annual report. There are no financial statement schedules.

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

Asia Interactive Media Inc.
(Registrant)

By: /s/ Ken Ng
Date: March 31, 2010	Ken Ng
President, Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer
(Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Authorized Principal Financial and Accounting Officer)	March 31, 2010
Ken Ng