Form 10-Q
period 2010-03-31
Asia Interactive Media Inc.
filed 2010-05-17
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 14, 2010, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

All currency references in this report are in U.S. dollars unless otherwise noted.

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
UNAUDITED
(Expressed in U.S. Dollars)
March 31, 2010

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	March 31, 2010 $	December 31, 2009 $

Assets

Current Assets

Cash	184,933	195,296

Total Current Assets	184,933	195,296

Loan Receivable (Note 3)	198,296	192,931

Total Assets	383,229	388,227

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	64,807	44,057
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	82,119	61,369

Loan Payable (Note 4)	–	–

Total Liabilities	82,119	61,369

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 6)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(385,318)	(359,570)

Total Stockholders’ Equity	301,110	326,858

Total Liabilities and Stockholders’ Equity	383,229	388,227

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000 (Date of Inception)	Three months ended	Three months ended
	to March 31,	March 31,	March 31,
	2010 $	2010 $	2009 $

Revenue	–	–	–

Operating Expenses

General and administrative	434,622	31,113	51,932

Total Operating Expenses	434,622	31,113	51,932

Other Income	49,304	5,365	4,494

Net Income (Loss)	(385,318)	(25,748)	(47,438)

Net Loss Per Share - Basic and Diluted		(0.00)	(0.01)

Weighted Average Shares Outstanding		6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000 (Date of Inception)	Three months ended	Three months ended
	to March 31,	March 31,	March 31,
	2010 $	2010 $	2009 $

Operating Activities

Net loss	(385,318)	(25,748)	(47,438)

Adjustment to reconcile net loss to net cash
used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(198,296)	(5,365)	(4,494)
Accounts payable and accrued liabilities	64,807	20,750	(10,840)
Due to related party	17,312	–	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(463,867)	(10,363)	(62,772)

Financing Activities

Loan payable	–	–	–
Common stock	67	–	–
Additional paid-in capital	648,733	–	–
Stock subscriptions	–	–	–

Net Cash Provided by Financing Activities	648,800	–	–

Net Increase (Decrease) in Cash	184,933	(10,363)	(62,772)
Cash – Beginning of Period	–	195,296	308,283

Cash – End of Period	184,933	184,933	245,511

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to March 31, 2010
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares #	Amount $	(Discount) $	Stage $	Total $

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(85,757)	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	289,230

Net loss	–	–	–	(25,748)	(25,748)

Balance – March 31, 2010	6,634,492	67	648,733	(385,318)	263,482

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2010, the Company had a working capital surplus of $102,814 and has accumulated losses of $385,318 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
March 31, 2010
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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of this standard during the period had no impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of this standard during the period had no impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820 - Improving Disclosures about Fair Value Measurements.  The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed.  The Company adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011.  The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact, on the Company’s financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
UNAUDITED
(Expressed in U.S. Dollars)

3. Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at March 31, 2010, a total of $198,296, including accrued interest, was owing from Live-Interactive.

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

5. Related Party Transactions

At March 31, 2010, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Results of Operations for the three months ended March 31, 2010, compared to the same period in 2009

Revenue and Other Income

From February 9, 2000 (date of inception) to March 31, 2010 we have not generated any revenues. We had total assets of $383,229, total liabilities of $82,119 and an accumulated deficit of $385,318 as of March 31, 2010.

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

We generated interest income of $5,365 for the three months ended March 31, 2010, an increase of $871 from $4,494 for the comparable period in 2009. From our inception on February 9, 2000 to March 31, 2010 we have generated total interest income of $49,304.

Net Loss

From February 9, 2000 (date of inception) to March 31, 2010 we incurred a net loss of $385,318. For the three months ended March 31, 2010 we generated a net loss of $25,748 compared to a net loss of $47,438 for the three months ended March 31, 2009. The decrease in net loss of $21,690 was due to a reduction in general and administrative expenses, including professional fees for the three months ended March 31, 2010 as well as reduced management fees.

Expenses

From February 9, 2000 (date of inception) to March 31, 2010, our total expenses were $434,622 and consisted entirely of general and administrative expenses. Our total expenses decreased by $ to $31,113 for the three months ended March 31, 2010 from $51,932 for the same period in 2009. General and administrative expenses for the three month ended March 31, 2010 consisted of $35,002 in consulting and management fees, $750 in professional fees, a foreign exchange gain of $4,658 and bank charges of $19.

For the three months ended March 31, 2009, our general and administrative expenses included $15,989 in professional fees, a foreign exchange loss of $34,675 and $1,268 in office expenses and bank charges.

Our office expenses include communication expenses (cellular, internet, fax, and telephone), office supplies, courier fees and postage costs. Our professional fees consist of accounting, legal and audit fees.

Liquidity and Capital Resources

As of March 31, 2010 we had a working capital surplus of $102,814 and cash of $184,933 in our bank accounts. Our total assets were $383,229 or $0.06 per share as of March 31, 2010. Our net loss of $383,318 from February 9, 2000 (date of inception) to March 31, 2010 was funded by equity financing. From February 9, 2000 (date of inception) to March 31, 2010 we raised gross proceeds of $648,800 in cash from the sale of our securities.

During the three months ended March 31, 2010 we used net cash of $10,363 for operating activities, compared to net cash used for the three months ended March 31, 2010 of $62,772. There were no financing activities conducted during the three months ended March 31, 2010. Our cash decreased by $10,363 during the three months ended March 31, 2010.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our operating expenses over the 12 months following the end of our last quarter (beginning June 2010) will be approximately $100,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Target completion date or period	Estimated expenses ($)
General and Administrative Expenses	12 months	38,000
Professional Fees	12 months	50,000
Rent	12 months	12,000
Total		100,000

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

As of March 31, 2010, we had $184,933 in cash. Should we need additional capital to fund the acquisition of an operating business, we will proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

We are reviewing other businesses for potential combinations on an ongoing basis. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of a potential business combination and our ability to develop any business we may acquire

Known Material Trends and Uncertainties

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

Off-Balance Sheet Arrangements

As of March 31, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Ken Ng, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009, our sole officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

We have not been able to implement any of the recommended changes to control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

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

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: May 14, 2010	Ken Ng
President, Chief Executive Officer, Chief Financial Officer (Authorized Officer and Principal Financial Officer)