Form 10-Q
period 2010-06-30
Asia Interactive Media Inc.
filed 2010-08-16
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ To ______________________

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 16, 2010, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

June 30, 2010

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	June 30, 2010 $	December 31, 2009 $

Assets

Current Assets

Cash	126,330	195,296

Total Current Assets	126,330	195,296

Loan Receivable (Note 3)	203,790	192,931

Total Assets	330,120	388,227

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	44,807	44,057
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	62,119	61,369

Loan Payable (Note 4)	–	–

Total Liabilities	62,119	61,369

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 6)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(418,427)	(359,570)

Total Stockholders’ Equity	268,001	326,858

Total Liabilities and Stockholders’ Equity	330,120	388,227

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the six	For the six
	(Date of Inception)	months ended	months ended	months ended	months ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2010 $	2010 $	2009 $	2010 $	2009 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	473,225	38,603	37,328	69,716	89,260

Total Operating Expenses	473,225	38,603	37,328	69,716	89,260

Other Income	54,798	5,494	4,826	10,859	9,320

Net Income (Loss)	(418,427)	(33,109)	(32,502)	(58,857)	(79,940)

Net Loss Per Share - Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		6,634,492	6,634,492	6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the six	For the six
	(Date of Inception)	months ended	months ended
	to June 30,	June 30,	June 30,
	2010 $	2010 $	2009 $

Operating Activities

Net loss	(418,427)	(58,587)	(79,940)

Adjustment to reconcile net loss to net cash
used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(203,790)	(10,859)	(9,320)
Accounts payable and accrued liabilities	44,807	750	(4,986)
Due to related party	17,312	–	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(522,470)	(68,966)	(94,246)

Financing Activities

Loan payable	–	–	–
Common stock	67	–	–
Additional paid-in capital	648,733	–	–
Stock subscriptions	–	–	–

Net Cash Provided by Financing Activities	648,800	–	–

Net Increase (Decrease) in Cash	126,330	(68,966)	(94,246)
Cash – Beginning of Period	–	195,296	308,283

Cash – End of Period	126,330	126,330	214,037

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to June 30, 2010
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares #	Amount $	(Discount) $	Stage $	Total $

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(85,757)	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	289,230

Net loss	–	–	–	(58,857)	(58,857)

Balance – June 30, 2010	6,634,492	67	648,733	(418,427)	230,373

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
June 30, 2010

1.    Nature of Business and Continuance of Operations

Black Gardenia Corp, herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2010, the Company had a working capital surplus of $64,211 and has accumulated losses of $418,427 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification 260.10.05 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
June 30, 2010

2.    Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

Accounting Standards Codification 220.10.05, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Long-Lived Assets

In accordance with Accounting Standards Codification 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05“Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
June 30, 2010

2.    Summary of Significant Accounting Policies (continued)

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with Accounting Standards Codification 830.10.05 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Recent Accounting Pronouncements

In December 2007, the FASB issued Accounting Standards Codification 805.10.05 “Business Combinations”. Accounting Standards Codification 805.10.05 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of this standard during the period had no impact on the Company’s financial position, results of operations or cash flows.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
June 30, 2010

3.   Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at June 30, 2010, a total of $203,790, including accrued interest, was owing from Live-Interactive.

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

5.   Related Party Transactions

At June 30, 2010, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Results of Operations for the three months ended June 30, 2010, compared to the same period in 2009

Revenue and Other Income

From February 9, 2000 (date of inception) to June 30, 2010 we have not generated any revenues. We had total assets of $330,120, total liabilities of $62,119 and an accumulated deficit of $418,427 as of June 30, 2010.

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

We generated interest income of $5,494 for the three months ended June 30, 2010, an increase of $668 from $4,826 for the comparable period in 2009. From our inception on February 9, 2000 to June 30, 2010 we have generated total interest income of $54,798.

Net Loss

From February 9, 2000 (date of inception) to June 30, 2010 we incurred a net loss of $418,427. For the three months ended June 30, 2010 we generated a net loss of $33,109 compared to a net loss of $32,502, for the three months ended June 30, 2009. The increase in net loss of $607 was due to an increase in general and administrative expenses, including increased consulting and management fees and increased foreign exchange losses for the three months ended June 30, 2010.

Expenses

From February 9, 2000 (date of inception) to June 30, 2010, our total expenses were $473,225 and consisted entirely of general and administrative expenses. Our total expenses increased by $1,275 to $38,603 for the three months ended June 30, 2010 from $37,328 for the same period in 2009. General and administrative expenses for the three month ended June 30, 2010 consisted of $7,482 in professional fees, $26,565 in consulting and management fees, a foreign exchange loss of $3,778 and office expenses and bank charges of $778.

For the three months ended June 30, 2009, our general and administrative expenses included $46,793 in professional fees, $3,000 in consulting and management fees, a foreign exchange gain of $13,509 and $1,044 in office expenses and bank charges.

Our office expenses include communication expenses (cellular, internet, fax, and telephone), office supplies, courier fees and postage costs. Our professional fees consist of accounting, legal and audit fees.

Liquidity and Capital Resources

As of June 30, 2010 we had a working capital surplus of $64,211 and cash of $126,330 in our bank accounts. Our total assets were $330,120 or $0.05 per share as of June 30, 2010. Our net loss of $418,427 from February 9, 2000 (date of inception) to June 30, 2010 was funded by equity financing. From February 9, 2000 (date of inception) to June 30, 2010 we raised gross proceeds of $648,800 in cash from the sale of our securities.

During the three months ended June 30, 2010 we used net cash of $68,966 for operating activities, compared to net cash used for the three months ended June 30, 2009 of $94,246. There were no financing activities conducted during the three months ended June 30, 2010. Our cash decreased by $68,966 during the three months ended June 30, 2010.

We are reviewing other businesses for potential acquisitions or strategic alliances. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our operating expenses over the 12 months following the end of our last quarter (beginning September 2010) will be approximately $100,000 as listed in the table below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of June 30, 2010, we had $126,330 in cash. Should we need additional capital to fund the acquisition of an operating business, we will proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

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

Off-Balance Sheet Arrangements

As of June 30, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Ken Ng, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009, our sole officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

We have not been able to implement any of the recommended changes to control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2010.

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

Date: August 16, 2010	Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
President, Chief Executive Officer, Chief
Financial Officer
(Authorized Officer and Principal Financial Officer)