Form 10-Q
period 2010-09-30
Asia Interactive Media Inc.
filed 2010-11-15
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number: 000-49768

Asia Interactive Media Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 30, Bank of China Tower,
1 Garden Road, Central Hong Kong
(Address of principal executive offices) (Zip Code)

011-852-9836-2643
(Registrant’s telephone number, including area code)

______________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSURS:

As of November 15, 2010, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

All currency references in this report are in U.S. dollars unless otherwise noted.

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

September 30, 2010

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	September 30, 2010 $	December 31, 2009 $
	(Unaudited)

Assets

Current Assets

Cash	99,305	195,296

Total Current Assets	99,305	195,296

Loan Receivable (Note 3)	209,280	192,931

Total Assets	308,585	388,227

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	44,807	44,057
Due to related party (Note 5)	17,312	17,312

Total Current Liabilities	62,119	61,369

Loan Payable (Note 4)	–	–

Total Liabilities	62,119	61,369

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 6)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(439,962)	(359,570)

Total Stockholders’ Equity	246,466	326,858

Total Liabilities and Stockholders’ Equity	308,585	388,227

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2010 $	2010 $	2009 $	2010 $	2009 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	500,250	27,025	3,747	96,741	93,007

Total Operating Expenses	500,250	27,025	3,747	96,741	93,007

Other Income	60,288	5,490	5,165	16,349	14,485

Net Income (Loss)	(439,962)	(21,535)	1,418	(80,392)	(78,522)

Net Loss Per Share - Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		6,634,492	6,634,492	6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the nine months ended	For the nine months ended
	to September 30,	September 30,	September 30,
	2010 $	2010 $	2009 $

Operating Activities

Net loss	(439,962)	(80,392)	(78,522)

Adjustment to reconcile net loss to net cash
used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(209,280)	(16,349)	(14,485)
Accounts payable and accrued liabilities	44,807	750	(18,197)
Due to related party	17,312	–	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(549,495)	(95,991)	(111,204)

Financing Activities

Loan payable	–	–	–
Common stock	67	–	–
Additional paid-in capital	648,733	–	–
Stock subscriptions	–	–	–

Net Cash Provided by Financing Activities	648,800	–	–

Net Increase (Decrease) in Cash	99,305	(95,991)	(111,204)
Cash – Beginning of Period	–	195,296	308,283

Cash – End of Period	99,305	99,305	197,079

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from February 9, 2000 (Date of Inception) to September 30, 2010
(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares #	Amount $	(Discount) $	Stage $	Totall $

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(85,757)	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	289,230

Net loss	–	–	–	(80,392)	(80,392)

Balance – September 30, 2010 (Unaudited)	6,634,492	67	648,733	(439,962)	208,838

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
September 30, 2010
(Unaudited)

1.  Nature of Business and Continuance of Operations

Black Gardenia Corp, herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification (“ASC”) 915.10.05, “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2010, the Company had a working capital surplus of $37,186 and has accumulated losses of $439,962 since its inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

c)  Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260.10.05 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)  Comprehensive Loss

 ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)  Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
September 30, 2010
(Unaudited)

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

h)  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740.10.05, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830.10.05, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805.10.05, “Business Combinations”. ASC 805.10.05 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of this standard during the period had no impact on the Company’s financial position, results of operations or cash flows.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
September 30, 2010
(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

j)  Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820 - Improving Disclosures about Fair Value Measurements”.  The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed.  The Company adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011.  The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact, on the Company’s financial statements.

3.  Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at September 30, 2010, a total of $209,280, including accrued interest, was owing from Live-Interactive.

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

5.  Related Party Transactions

At September 30, 2010, the Company is indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific terms of repayment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated as a Nevada company on February 9, 2000 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central Hong Kong, and our telephone number is 011-852-9836-2643. We do not have any subsidiaries.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), since we have only conducted nominal operations and have nominal assets.

Until recently, we were engaged in negotiations to enter into a joint venture agreement with Live-Interactive Technology Limited, a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website, www.fiva.cn. We are no longer pursuing any negotiations with Live-Interactive, and no agreement has been reached. To date, we have loaned funds to Live-Interactive and provided them with business development consulting services at no cost. We are reviewing other businesses for potential acquisitions or strategic alliances.

Results of Operations for the Three Months ended September 30, 2010 and 2009 and from February 9, 2000 (Date of Inception) to September 30, 2010

Revenue and Other Income

From our inception on February 9, 2000 to September 30, 2010, we did not generate any revenue. We do not anticipate that we will earn any revenue for the foreseeable future, as we do not have any operations and are presently engaged in seeking to complete one or more acquisitions, mergers, joint ventures or other strategic transactions. We anticipate that our business will incur significant losses until we are able to do so. We believe that our success depends on the completion of any potential strategic transactions as well as our ability to develop any business we may acquire.

We generated other income of $5,490 during the three months ended September 30, 2010, which represents an increase of $325 from the $5,165 we generated in other income during the same period in 2009. From our inception on February 9, 2000 to September 30, 2010, we generated total other income of $60,288, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to September 30, 2010, we incurred $500,250 in total expenses, which consisted entirely of general and administrative expenses. During the three months ended September 30, 2010, our total expenses increased to $27,025 from $3,747 during the same period in 2009, an increase of $23,278.

Our general and administrative expenses for the three months ended September 30, 2010 consisted of $1,750 in professional fees, $27,024 in consulting and management fees, foreign exchange gains of $1,793 and office expenses and bank charges of $44. During the three months ended September 30, 2009, our general and administrative expenses included $4,425 in professional fees, $11,000 in consulting and management fees, foreign exchange gain of $11,724 and $46 in bank charges.

Our office expenses include communication expenses (internet, fax and telephone), office supplies, courier fees and postage costs. Our professional fees consist of accounting, legal and audit fees.

Net Loss

From our inception on February 9, 2000 to September 30, 2010, we incurred a net loss of $439,962. During the three months ended September 30, 2010 we generated a net loss of $21,535, compared to earning net income of $1,418 during the same period in 2009. The increase in our net loss for the period was due to an increase in our general and administrative expenses, and in particular our consulting and management fees.

Results of Operations for the Nine Months ended September 30, 2010 and 2009

Revenue and Other Income

During the nine months ended September 30, 2010 we did not generate any revenue. We generated other income of $16,349 during the nine months ended September 30, 2010, which represents an increase of $1,864 from the $14,485 we generated in other income during the same period in 2009.

Expenses

During the nine months ended September 30, 2010, we incurred $96,741 in total expenses, compared to total expenses of $93,007 during the same period in 2009. Our total expenses for these periods consisted entirely of general and administrative expenses.

Net Loss

During the nine months ended September 30, 2010 we generated a net loss of $80,392, compared to a net loss of $78,522 during the same period in 2009. The increase in our net loss for the period was due to the increase in our general and administrative expenses as described above.

Liquidity and Capital Resources

As of September 30, 2010 we had $99,305 in cash and current assets, $308,585 in total assets, $62,119 in total liabilities and a working capital surplus of $37,186. As of September 30, 2010 we had an accumulated deficit of $439,962. Our net loss of $439,962 from our inception on February 9, 2000 to September 30, 2010 was funded primarily by equity financing. Since our inception on February 9, 2000, we have raised gross proceeds of $648,800 in cash from the sale of our securities.

During the nine months ended September 30, 2010 we spent $95,991 in cash on operating activities, compared to cash spending of $111,204 on operating activities during the same period in 2009. We did not engage in any financing activities during the nine months ended September 30, 2010 or 2009. Our cash decreased by $95,991 during the nine months ended September 30, 2010, mostly as a result of our net loss for the period.

We are currently reviewing other businesses in relation to potential acquisition or strategic alliance opportunities. If we are successful in acquiring or entering into a joint venture or other strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning November 2010) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities.

While we are currently in good short-term financial standing, we do not anticipate that we will earn any revenue in the near future or generate positive internal operating cash flow until we can complete a business combination. It may take several years for us to acquire an operating business, develop a business plan and generate revenue. There is no assurance we will achieve profitable operations following the completion of any business combination.

As of September 30, 2010 we had $99,305 in cash. Should we need additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of November 15, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Ken Ng, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009, our Mr. Ng concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

We have not been able to implement any of the recommended changes to control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings to which we are a party. None of our directors, officers,  affiliates, or any owner of record of more than 5% of our voting securities, or any associate of any such  director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: November 15, 2010	Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director