Form 10-K
period 2010-12-31
Asia Interactive Media Inc.
filed 2011-03-31
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-49768

ASIA INTERACTIVE MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 30, Bank of China Tower
1 Garden Road, Central Hong Kong, China
(Address of principal executive offices)

011-852-9836-2643
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.00001 par value

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $849,480 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,634,492 as of March 31, 2011

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

Item 1.  Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us" and "our" mean Asia Interactive Media Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated. The national currency of China is referred to as “¥” or “RMB”.

General Development of Business

We are a blank check company organized under the laws of the State of Nevada on February 9, 2000. We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central Hong Kong, China, and our telephone number is 011-852-9836-2643. We do not have any subsidiaries. Our fiscal year end is December 31. We were formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses.

As of December 31, 2010, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next 12 months (beginning April 2010), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations.

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

Competitive Strengths

We believe that we will succeed in consummating a business combination with a target business or businesses as a result of our collective strengths:

Successful operating experience.  Our sole officer and director has experience in business development, capital raising and the marketing and management of various companies. Since 1991, he has owned and operated a number of business ventures ranging from start-up companies to well-established corporations, including ANO Office Automation, a computer technology company with over 60 employees. We believe that his experience will provide us with a competitive advantage in assessing whether a target business has the necessary resources to compete successfully as a publicly-traded company.

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

Effecting a Business Combination

General

We are not presently engaged in, and we do not anticipate engaging in, any commercial business activities for an indefinite period of time after filing this annual report. We intend to use cash derived from private placements, public offerings, loans, or a combination thereof, to effect a business combination. Such a business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its stock. We may also seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We may also face other risks including time delays, significant expenses, loss of voting control and failure to comply with various federal and state securities laws. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any potential business combination.

We Have Not Identified a Target Business

To date, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction. In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business. There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to us, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in connection with any proposed business combination. In no event, however, will we pay our existing management, our existing stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

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

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies’ stockholders. We cannot guarantee, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to identifying and evaluating a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

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

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. However, because our sole officer and director has no experience determining the fair market value of a target business, his judgment may not meet the criteria that independent investment banking firms or other blank check companies usually use.

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

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot provide any assurance that our assessment will prove to be correct. In addition, there is no guarantee that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, we cannot presently state with any certainty the future role, if any, of our sole officer and director in a target business. While it is possible that our sole officer and director will remain associated with us in some capacity following a business combination, it is unlikely that he will devote his full efforts to our affairs after the consummation of a business combination. Moreover, we cannot provide any assurance that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2010 we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Environmental Laws

Since we are a blank check company, we are not at this time impacted by any federal, state or local environmental laws.

Employees

As of December 31, 2010 we did not have any full-time employees. Our sole officer and director provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer to devote an average of approximately 10 hours per week to our business. We do not intend to hire any full-time employees prior to the consummation of a business combination.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently pay approximately $1,000 per month to maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central Hong Kong, China.

Item 3.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

No such proceedings terminated during the fourth quarter of our fiscal year ended December 31, 2010.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. We may apply to list our common stock for trading on a stock exchange or to have our common stock quoted on the OTC Bulletin Board following the successful completion of a business combination; however, there is no guarantee that we will submit any such application to a stock exchange or to the OTC Bulletin Board.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. Even if our common stock is quoted on the OTC Bulletin Board, it should be noted that OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed or quoted on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. If we are unable to obtain a market maker, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Further, even if we secure a market maker, there is no guarantee that our securities will meet the requirements or be accepted for quotation on the OTC Bulletin Board. Any of these outcomes could prevent us from developing a trading market for our common stock.

Holders

As of March 31, 2011 there were 74 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2010.

Use of Proceeds from Registered Securities

Not applicable.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenue and Other Income

From our inception on period February 9, 2000 to December 31, 2010 we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the fiscal year ended December 31, 2010 we generated $21,998 in other income, an increase of $2,153 from the $19,845 in other income we generated during the prior fiscal year. From our inception on February 9, 2000 to December 31, 2009 we generated other income of $65,937, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to December 31, 2010, we incurred $449,614 in operating expenses. During the fiscal year ended December 31, 2010 our total operating expenses decreased by $59,497 compared to the prior fiscal year, from $105,602 to $46,105. This decrease was largely due to a decrease in our professional fees for the period.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, management fees, meals and entertainment, office maintenance and supplies, communication expenses (cellular, internet, fax and telephone) and courier and postage costs.

Net Loss

From our inception on February 9, 2000 to December 31, 2010 we incurred a net loss of $383,677. During the fiscal year ended December 31, 2010 we incurred a net loss of $24,107, a decrease of $61,650 compared to our net loss of $85,757 during the prior fiscal year. The reduction in our net loss was primarily the result of the decrease in our operating expenses as described above.

We did not experience any net loss per share during the fiscal year ended December 31, 2010, although our net loss per share was $0.01 during the prior fiscal year.

Liquidity and Capital Resources

As of December 31, 2010 we had $97,316 in cash, $312,245 in total assets, $9,494 in total liabilities and a working capital surplus of $87,822. From our inception on February 9, 2000 to December 31, 2010 we raised an aggregate of $648,800 through private placements of our common stock, which has funded our accumulated deficit of $383,677.

During the fiscal year ended December 31, 2010 we spent net cash of $97,980 on operating activities, including $21,998 on a loan receivable, $34,563 on accounts payable and accrued liabilities and $17,312 due to related party. During the prior fiscal year we spent net cash of $112,987 on operating activities, including $19,845 on a loan receivable and $7,385 on accounts payable and accrued liabilities. The remainder of our net cash spending on these activities was attributable to our net loss for the periods.

We did not engage in any investing or financing activities during the fiscal years ended December 31, 2010 or 2009.

Overall, our cash holdings decreased by $97,980 during the fiscal year ended December 31, 2010.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of December 31, 2010 Live-Interactive owed us a total of $214,929, including interest.

If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and future employees and grant stock options. We estimate that our expenses over the next 12 months (beginning April 2010) will be approximately $100,000 as described below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount ($)
General and administration expenses	38,000
Professional fees	50,000
Rent	12,000
Total	100,000

As of December 31, 2010 we had $97,316 in cash. Should we require additional capital to fund the acquisition of an operating business, we will proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

We are reviewing businesses for potential combinations on an ongoing basis. We anticipate that our business will incur significant losses over the next two years. We believe that our success depends on the completion of a potential business combination and our ability to develop any business we may acquire.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Contractual Obligations

Not applicable.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain our operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We cannot provide any assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination. These factors raise substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our audited financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of December 31, 2010, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

December 31, 2010

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA INC.
Vancouver, B.C., Canada

I have audited the balance sheets of ASIA INTERACTIVE MEDIA INC., a development stage company, as at DECEMBER 31, 2010 and DECEMBER 31, 2009, the statements of earnings and deficit, stockholders’ deficiency and cash flows the years then ended and for the period from inception February 9, 2000 to DECEMBER 31, 2010.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASIA INTERACTIVE MEDIA INC., a development stage company, as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Thomas J Harris
Thomas J Harris, CPA
March 28, 2011

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2010 $	December 31, 2009 $

Assets

Current Assets

Cash	97,316	195,296

Total Current Assets	97,316	195,296

Loan Receivable (Note 3)	214,929	192,931

Total Assets	312,245	388,227

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities (Note 5)	9,494	44,057
Due to related party (Note 6)	–	17,312

Total Current Liabilities	9,494	61,369

Loan Payable (Note 4)	–	–

Total Liabilities	9,494	61,369

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Stock Subscriptions (Note 7)	–	–

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(383,677)	(359,570)

Total Stockholders’ Equity	302,751	326,858

Total Liabilities and Stockholders’ Equity	312,245	388,227

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000 (Date of Inception) to December 31, 2010 $	For the year ended December 31, 2010 $	For the year ended December 31, 2009 $

Revenue	–	–	–

Operating Expenses

General and administrative	449,614	46,105	105,602

Total Operating Expenses	449,614	46,105	105,602

Other Income	65,937	21,998	19,845

Net Income (Loss)	(383,677)	(24,107)	(85,757)

Net Loss Per Share - Basic and Diluted		(0.00)	(0.01)

Weighted Average Shares Outstanding		6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from February 9, 2000 (Date of Inception) to December 31, 2010	For the year ended December 31, 2010	For the year ended December 31, 2009

Operating Activities

Net loss	(383,677)	(24,107)	(85,757)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(214,929)	(21,998)	(19,845)
Accounts payable and accrued liabilities	9,494	(34,563)	(7,385)
Due to related party	–	(17,312)	–
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(551,484)	(97,980)	(112,987)

Financing Activities

Loan payable	–	–	–
Common stock	67	–	–
Additional paid-in capital	648,733	–	–
Stock subscriptions	–	–	–

Net Cash Provided by Financing Activities	648,800	–	–

Net Increase in Cash	97,316	(97,980)	(112,987)
Cash – Beginning of Period	–	195,296	308,283

Cash – End of Period	97,316	97,316	195,296

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

1.   Nature of Business and Continuance of Operations

Black Gardenia Corp., herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2010, the Company had a working capital surplus of $87,822 and has accumulated losses of $383,677 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

c)  Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification 260.10.05 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d)  Comprehensive Loss

Accounting Standards Codification 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
December 31, 2010

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

h)  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

j)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification 805.10.05 “Business Combinations”. Accounting Standards Codification 805.10.05 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of this standard during the period had no impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820 - Improving Disclosures about Fair Value Measurements”.  The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed.  The Company adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact on the Company’s financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

3.   Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at December 31, 2010, a total of $214,929, including accrued interest, was owing from Live-Interactive.

4.   Loan Payable

On February 9, 2007, the Company entered into a Convertible Promissory Note Agreement with CIBT Education Group Inc. (“CEG”) (previously named Capital Alliance Group Inc.), a company based in Canada, whereby CEG agreed to lend $150,000 to the Company at an interest rate of 8% per annum.  The amount was due on February 9, 2009, and at any time before February 9, 2009 CEG had the right to convert all or a portion of the $150,000 into common stock of the Company at a conversion price of $0.01 per share.  Upon conversion of the full loan amount CEG would have direct beneficial control of 75% of the Company. On September 29, 2008 the full amount of the loan ($150,000) plus accrued interest ($19,233) was paid to CEG.

5.   Accounts Payable

A total of $31,609 in connection with unpaid consulting fees was forgiven as at December 31, 2010.  The Company previously recorded consulting fees payable to a consultant engaged to manage the operations of the Company.  The engagement with the consultant was terminated in May 2008.  Since May 2008, the consultant has not claimed for payment any of the unpaid consulting fees.

6.   Related Party Transactions

The due to related party balance of $17,312 was forgiven as at December 31, 2010.  The Company was indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, a majority shareholder of the Company and the sister of the Company’s sole officer and director, in the amount of $17,312, representing expenses paid on behalf of the Company.

7.   Stock Subscriptions

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

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our sole officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our sole officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to our sole officer to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our sole officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have no independent directors and no audit committee. We do not have a policy on fraud.  A whistleblower policy is not necessary given our small size. We do not have a code of ethics.

2.	Management override of existing controls is possible given that we only have a sole officer and no other personnel.

3.
We do not have a system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies and given our status as a blank check company, will implement changes as time and financial resources allow.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the fiscal year ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

The following table sets forth the name, age and positions of our sole officer and director as of March 31, 2011.

Name	Age	Positions
Ken Ng	44	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Mr. Ng will serve as our sole director until our next annual stockholder meeting or until his successor is elected and qualified. Officers are appointed by our Board of Directors and hold their positions at the pleasure of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Ken Ng – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Ken Ng has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer since July 23, 2007. He also acts as our Principal Accounting Officer. Mr. Ng was appointed as our director on September 29, 2008. He manages our international business relations, business development and legal and financial matters. Since 2002, Mr. Ng has been the Vice President of Pacifico Management Consultants Inc., a small company primarily in the business of providing e-commerce and software development services.

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

Conflicts

Our sole officer and director is not obligated to commit his full time to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of his other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

As a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to several entities. In addition, conflicts of interest may arise when our Board of Directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot guarantee that any conflicts will be resolved in our favor.

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

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●
any bankruptcy or insolvency petition filed by or against, or the appointment by a court of a receiver, fiscal agent, or similar officer for, his business or property, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	any conviction in a criminal proceeding or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●
being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees as we are a blank check company with no operations other than seeking out and successfully consummating a business combination. When we do adopt a code of ethics, we will disclose it in a current report on Form 8-K.

Audit Committee

We do not have an audit committee because our common stock is not listed or quoted on any of the public trading markets and there is no requirement for us to have such a committee. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board of Directors as of December 31, 2010.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the 12 months ended December 31, 2010.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the fiscal year ended December 31, 2010 were filed.

Item 11.  Executive Compensation

None of our directors or executive officers received any compensation from us during our last two completed fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Compensation Discussion and Analysis

We have not implemented any compensation programs and will not do so until after we have completed a business combination.

Management Agreements

We have not entered into any management or consulting agreements with our sole officer and director.

Option Grants

We did not grant any options or stock appreciation rights from our inception on February 9, 2000 to December 31, 2010.

Compensation of Directors

Our sole director did not receive any compensation for his services as a director during the fiscal year ended December 31, 2010. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions as we have a sole officer and director. The Board of Directors as a whole participates in the consideration of executive compensation.

Compensation Committee Report

Our sole officer and director has reviewed our compensation discussion and analysis and has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this annual report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of March 31, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2011 we had 6,634,492 issued and outstanding shares of our common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Ken Ng (1) 339 East 34th Avenue Vancouver, British Columbia Canada V5W 1A2	1,000 (2)	(3)
	All Officers and Directors as a Group	1,000	(3)
Common Shares	0841013 BC Ltd. 6439 Granville Street Vancouver, British Columbia Canada V6M 3E5	500,000	8
Common Shares	Beckford Finance S.A. (4) 20 Rue Senebier Case Postale 166 121211 Geneva, Switzerland	932,765	14
Common Shares	Samuel Chan Flat B, 12F Hing Win FTY Building No. 110 Hong Ming Street Kun Tong Kowloon, Hong Kong	588,996	9
Common Shares	Amy Ng (5) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	991,597	15
Common Shares	Travelex Investments SA (6) East 53rd Street, Marbella, 2nd Floor Panama City, Panama	847,859	13
Common Shares	Xiao-Qin Zhang Room 302, Block 1, Building 8 16 Wu Yi Road, Xining, Qinghai China 810000	392,439	6

(1)	Ken Ng is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

(2)	Includes 1,000 shares of our common stock owned by May Ng, the spouse of Mr. Ng.

(3)	Less than 1%.

(4)	To our knowledge, Andre Kaplun has sole voting and dispositive control over the securities owned by Beckford Finance S.A.

(5)	Amy Ng is the sister of Ken Ng, our sole officer and director.

(6)	To our knowledge, Edgardo Diaz has sole voting and dispositive control over the securities owned by Travelex Investment S.A.

Equity Compensation Plans

None.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We were indebted to Tokay Sequoia Management Company Ltd., whose sole officer and director is Amy Ng, our significant shareholder and the sister of our sole officer and director, in the amount of $17,312, representing expenses paid on our behalf. This amount was forgiven as at December 31, 2010.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 of 1% of the average of our total assets for the last three fiscal years.

Our sole director reviews and approves all related party transactions before we enter into them. We have no specific policies or procedures in place at this time given our size and limited operations.

Director Independence

Our sole officer and director does not qualify as an independent director. Our common stock is not listed or quoted on any of the public trading markets, and as such, we are not subject to any director independence requirements nor have we adopted a definition of independence. Once we engage additional officers and directors, we plan to develop a definition of independence and scrutinize our Board of Directors to determine if each person qualifies as independent according to that definition.

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our current auditor, Thomas J. Harris, for the audit of our annual financial statements and the review of our interim financial statements for the fiscal years ended December 31, 2010 and 2009, as well as any fees billed for other services rendered by our auditor during these periods.

	Year Ended December 31, 2010 ($)	Year Ended December 31, 2009 ($)
Audit fees	3,750	3,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	5,250	5,250
Total	9,000	9,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors as the audit committee approved 100% of the audit-related services in fiscal 2010. None of the work performed by our auditor, Thomas J. Harris, to audit our financial statements for the fiscal year ended December 31, 2010 was performed by persons other than Mr. Harris or his full-time, permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our audited financial statements for the fiscal year ended December 31, 2010 are filed as part of this annual report. There are no financial statement schedules.

Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer,	March 31, 2011
Ken Ng	Chief Financial Officer,
Secretary, Treasurer, Director