Form 10-Q
period 2011-03-31
Asia Interactive Media Inc.
filed 2011-05-12
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, the registrant’s outstanding common stock consisted of 6,634,492 shares.

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

Item 1.  Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

March 31, 2011

Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	March 31, 2011 $	December 31, 2010 $

Assets

Current Assets

Cash	92,564	97,316

Total Current Assets	92,564	97,316

Loan Receivable (Note 3)	220,594	214,929

Total Assets	313,158	312,245

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	9,034	9,494

Total Current Liabilities	9,034	9,494

Total Liabilities	9,034	9,494

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,634,492 shares issued and outstanding	67	67

Additional Paid-in Capital	648,733	648,733

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(382,304)	(383,677)

Total Stockholders’ Equity	304,124	302,751

Total Liabilities and Stockholders’ Equity	313,158	312,245

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9,
	2000
	(Date of	Three months	Three months
	Inception)	ended	ended
	to March 31,	March 31,	March 31,
	2011 $	2011 $	2010 $

Revenue	–	–	–

Operating Expenses

General and administrative	453,906	4,292	31,113

Total Operating Expenses	453,906	4,292	31,113

Other Income	71,602	5,665	5,365

Net Income (Loss)	(382,304)	1,373	(25,748)

Net Income (Loss) Per Share - Basic and Diluted		0.00	(0.00)

Weighted Average Shares Outstanding		6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9,
	2000
	(Date of	Three months	Three months
	Inception) to	ended	ended
	March 31,	March 31,	March 31,
	2011 $	2011 $	2010 $

Operating Activities

Net income (loss)	(382,304)	1,373	(25,748)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(220,594)	(5,665)	(5,365)
Accounts payable and accrued liabilities	9,034	(460)	20,750
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(556,236)	(4,752)	(10,363)

Financing Activities

Common stock	67	–	–
Additional paid-in capital	648,733	–	–

Net Cash Provided by Financing Activities	648,800	–	–

Net Increase (Decrease) in Cash	92,564	(4,752)	(10,363)
Cash – Beginning of Period	–	97,316	195,296

Cash – End of Period	92,564	92,564	184,933

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
March 31, 2011

1.  Nature of Business and Continuance of Operations

Black Gardenia Corp., herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification (“ASC”) 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2011, the Company had a working capital surplus of $83,530 and has accumulated losses of $382,304 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

d)  Comprehensive Loss

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
March 31, 2011

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

h)  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830.10.05 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending Accounting Standards Codification 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company’s financial position, results of operations or cash flows.

3.  Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period.  As at March 31, 2011, a total of $220,594, including accrued interest, was owing from Live-Interactive.

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

As of March 31, 2011, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended March 31, 2011 and 2010 and from February 9, 2000 (Date of Inception) to March 31, 2011

Revenue and Other Income

From our inception on February 9, 2000 to March 31, 2011, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended March 31, 2011 we generated $5,665 in other income, an increase of $300 from the $5,365 in other income we generated during the same period in 2010. From our inception on February 9, 2000 to March 31, 2011, we generated total other income of $71,602, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to March 31, 2011, we incurred $453,906 in operating expenses. During the three months ended March 31, 2011, our total operating expenses decreased by $26,821 from the same period in 2010, from $31,113 to $4,292. This decrease was largely due to a decrease in our consulting and management fees for the period.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, consulting and management fees, office and sundry expenses, bank charges and interest and foreign exchange costs. Our professional fees consist of accounting, legal and audit fees.

Our general and administrative expenses for the three months ended March 31, 2011 consisted of $2,586 in professional fees, $3,594 in consulting and management fees, $2,410 in foreign exchange gains, $500 in office and sundry expenses and $22 in bank charges and interest. During the three months ended March 31, 2010, our general and administrative expenses included $750 in professional fees, $35,002 in consulting and management fees, $4,658 in foreign exchange gains and $19 in bank charges and interest.

Our office and sundry expenses include communication expenses (internet, fax and telephone), office supplies, courier fees and postage costs.

Net Loss

From our inception on February 9, 2000 to March 31, 2011, we incurred a net loss of $382,304. During the three months ended March 31, 2011 we generated net income of $1,373, compared to incurring a net loss of $25,748 during the same period in 2010. The decrease in our net loss for the period was primarily the result of a decrease in our operating expenses as described above, and in particular our consulting and management fees.

Liquidity and Capital Resources

As of March 31, 2011 we had $92,564 in cash, $313,158 in total assets, $9,034 in total liabilities and a working capital surplus of $83,530. From our inception on February 9, 2000 to March 31, 2011, we raised an aggregate of $648,800 from private placements of our common stock, which has funded our accumulated deficit of $382,304

During the three months ended March 31, 2011 we spent $4,752 in cash on operating activities, including $5,665 on a loan receivable and $460 on our accounts payable and accrued liabilities. During the same period in 2010 we spent $10,363 in cash on operating activities, including $5,365 on a loan receivable as offset by the receipt of $20,750 from our accounts payable and accrued liabilities.

We did not engage in any financing activities during the three months ended March 31, 2011 or 2010. Our cash decreased by $4,752 during the three months ended March 31, 2011, equivalent to our spending on operating activities during the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of March 31, 2011, Live-Interactive owed us a total of $220,594, including interest.

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning May 2010) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of March 31, 2011 we had $92,564 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of May 12, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2010, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes in Internal Controls

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Asia Interactive Media Inc.
(Registrant)

/s/ Ken Ng
Date: May 12, 2011	Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director