Form 10-Q
period 2011-06-30
Asia Interactive Media Inc.
filed 2011-08-10
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. This report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

All currency references in this report are in U.S. dollars unless otherwise noted.

Item 1.  Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

June 30, 2011

Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	June 30, 2011 $	December 31, 2010 $

Assets

Current Assets

Cash	37,213	97,316

Total Current Assets	37,213	97,316

Loan Receivable (Note 3)	226,430	214,929

Total Assets	263,643	312,245

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	8,034	9,494

Total Current Liabilities	8,034	9,494

Total Liabilities	8,034	9,494

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	67

Additional Paid-in Capital (Note 4)	598,734	648,733

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(380,819)	(383,677)

Total Stockholders’ Equity	255,609	302,751

Total Liabilities and Stockholders’ Equity	263,643	312,245

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	458,257	4,351	38,603	8,643	69,716

Total Operating Expenses	458,257	4,351	38,603	8,643	69,716

Other Income	77,438	5,836	5,494	11,501	10,859

Net Income (Loss)	(380,819)	1,485	(33,109)	2,858	(58,857)

Net Loss Per Share - Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		6,534,492	6,634,492	6,534,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	Six months ended	Six months ended
	June 30,	June 30,	June 30,
	2011	2011	2010
	$	$	$

Operating Activities

Net income (loss)	(380,819)	2,858	(58,857)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(226,430)	(11,501)	(10,859)
Accounts payable and accrued liabilities	8,034	(1,460)	750
Advances from Officers	14,628	–	–

Net Cash Used in Operating Activities	(561,587)	(10,103)	(68,966)

Financing Activities

Common stock	66	(1)	–
Additional paid-in capital	598,734	(49,999)	–

Net Cash Provided by (Used in) Financing Activities	598,800	(50,000)	–

Net Increase (Decrease) in Cash	37,213	(60,103)	(68,966)
Cash – Beginning of Period	–	97,316	195,296

Cash – End of Period	37,213	37,213	126,330

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
June 30, 2011

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2011, the Company had a working capital surplus of $29,179 and has accumulated losses of $380,819 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

d)  Comprehensive Loss

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
June 30, 2011

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

j)  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
June 30, 2011

3.  Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance.  Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at June 30, 2011, a total of $226,430, including accrued interest, was owing from Live-Interactive.

4.  Common Stock and Additional Paid-In Capital

On April 28, 2011, the Company entered into Share Repurchase Agreements with certain stockholders to repurchase a total of 100,000 common shares at a price of $0.50 per share. The repurchased 100,000 common shares were retired from the issued and outstanding common stock of the Company.

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

As of June 30, 2011, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended June 30, 2011 and 2010 and from February 9, 2000 (Date of Inception) to June 30, 2011

Revenue and Other Income

From our inception on February 9, 2000 to June 30, 2011, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended June 30, 2011 we generated $5,836 in other income, an increase of $342 from the $5,494 in other income we generated during the same period in 2010. From our inception on February 9, 2000 to June 30, 2011, we generated total other income of $77,438, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to June 30, 2011, we incurred $458,257 in operating expenses. During the three months ended June 30, 2011, our total operating expenses decreased by $34,252 from the same period in 2010, from $38,603 to $4,351. This decrease was largely due to a decrease in our consulting and management fees for the period.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, consulting and management fees, office and sundry expenses, bank charges and interest and foreign exchange costs. Our professional fees consist of accounting, legal and audit fees.

Our general and administrative expenses for the three months ended June 30, 2011 consisted of $408 in professional fees, $3,020 in consulting and management fees, $640 in foreign exchange loss, $1,492 in office and sundry expenses and $71 in bank charges and interest. During the three months ended June 30, 2010, our general and administrative expenses included $7,482 in professional fees, $26,565 in consulting and management fees, $3,778 in foreign exchange loss, $683 in office and sundry expenses and $95 in bank charges and interest.

Our office and sundry expenses include communication expenses (internet, fax and telephone), office supplies, courier fees and postage costs.

Net Loss

From our inception on February 9, 2000 to June 30, 2011, we incurred a net loss of $380,819. During the three months ended June 30, 2011 we generated net income of $1,485, compared to incurring a net loss of $33,109 during the same period in 2010. The decrease in our net loss for the period was primarily the result of a decrease in our operating expenses as described above, and in particular our consulting and management fees.

Results of Operations for the Six Months ended June 30, 2011 and 2010

Other Income

During the six months ended June 30, 2011 we generated $11,501 in other income, an increase of $642 from the $10,859 in other income we generated during the same period in 2010. All of this income was in the form of interest income.

Expenses

During the six months ended June 30, 2011, our total operating expenses decreased by $61,073 from the same period in 2010, from $69,716 to $8,643. This decrease was largely due to a decrease in our consulting and management fees for the period.

Our general and administrative expenses for the six months ended June 30, 2011 consisted of $2,994 in professional fees, $6,614 in consulting and management fees, $3,050 in foreign exchange gains, $1,992 in office and sundry expenses and $93 in bank charges and interest. During the six months ended June 30, 2010, our general and administrative expenses included $8,232 in professional fees, $61,567 in consulting and management fees, $880 in foreign exchange loss, $683 in office and sundry expenses and $114 in bank charges and interest.

Net Loss

During the six months ended June 30, 2011 we generated net income of $2,858, compared to incurring a net loss of $58,857 during the same period in 2010. The decrease in our net loss for the period was primarily the result of a decrease in our operating expenses as described above, and in particular our consulting and management fees. During the six months ended June 30, 2010 we did not experience any net loss per share, whereas we experienced a net loss per share of $0.01 during the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011 we had $37,213 in cash, $263,643 in total assets, $8,034 in total liabilities and a working capital surplus of $29,179. From our inception on February 9, 2000 to June 30, 2011, we raised an aggregate of $648,800 from private placements of our common stock, which has funded our accumulated deficit of $380,819.

During the six months ended June 30, 2011 we spent $10,103 in cash on operating activities, including $11,501 on a loan receivable and $1,460 on our accounts payable and accrued liabilities. During the same period in 2010 we spent $68,996 in cash on operating activities, including $10,859 on a loan receivable as offset by the receipt of $750 from our accounts payable and accrued liabilities. The bulk of our spending on operating activities during this period was attributable to our net loss as described above.

During the six months ended June 30, 2011 we spent $50,000 on financing activities in connection with the repurchase of 100,000 shares our common stock from two shareholders. We did not engage in any financing activities during the six months ended June 30, 2010. Our cash decreased by $60,103 during the six months ended June 30, 2011, equivalent to our spending on both operating and financing activities during the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of June 30, 2011, Live-Interactive owed us a total of $226,430, including interest.

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning August 2010) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of June 30, 2011 we had $37,213 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended June 30, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of August 10, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2011	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director