Form 10-Q
period 2011-09-30
Asia Interactive Media Inc.
filed 2011-11-16
CIK 1172318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

(Expressed in U.S. Dollars)

September 30, 2011

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	September 30, 2011 $	December 31, 2010 $

Assets
Current Assets
Cash	26,505	97,316
Total Current Assets	26,505	97,316
Loan Receivable (Note 3)	232,269	214,929
Total Assets	258,774	312,245

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	10,921	9,494
Total Current Liabilities	10,921	9,494
Total Liabilities	10,921	9,494

Contingency (Note 1)

Stockholders’ Equity
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	67
Additional Paid-in Capital (Note 4)	598,734	648,733
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(388,575)	(383,677)
Total Stockholders’ Equity	247,853	302,751
Total Liabilities and Stockholders’ Equity	258,774	312,245

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000	For the three	For the three	For the nine	For the nine
	(Date of Inception)	months ended	months ended	months ended	months ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	—	—	—	—	—
Operating Expenses
General and administrative	471,852	13,595	27,025	22,238	96,741
Total Operating Expenses	471,852	13,595	27,025	22,238	96,741
Other Income	83,277	5,839	5,490	17,340	16,349
Net Income (Loss)	(388,575)	(7,756)	(21,535)	(4,898)	(80,392)

Net Loss Per Share - Basic and Diluted		—	—	—	(0.01)
Weighted Average Shares Outstanding		6,534,492	6,634,492	6,534,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,
	2011	2011	2010
	$	$	$

Operating Activities
Net income (loss)	(388,575)	(4,898)	(80,392)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	—	—
Change in operating assets and liabilities
Loan receivable	(232,269)	(17,340)	(16,349)
Accounts payable and accrued liabilities	10,921	1,427	750
Advances from Officers	14,628	—	—
Net Cash Used in Operating Activities	(572,295)	(20,811)	(95,991)
Financing Activities
Common stock	66	(1)	—
Additional paid-in capital	598,734	(49,999)	—
Net Cash Provided by (Used in) Financing Activities	598,800	(50,000)	—
Net Increase (Decrease) in Cash	26,505	(70,811)	(95,991)
Cash – Beginning of Period	—	97,316	195,296
Cash – End of Period	26,505	26,505	99,305

Supplemental Disclosures:
Interest paid	19,233	—	—
Income tax paid	—	—	—

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2011

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2011, the Company had a working capital surplus of $15,584 and has accumulated losses of $388,575 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

September 30, 2011

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

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at September 30, 2011, a total of $232,269, including accrued interest, was owing from Live-Interactive.

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

As of September 30, 2011, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended September 30, 2011 and 2010 and from February 9, 2000 (Date of Inception) to September 30, 2011

Revenue and Other Income

From our inception on February 9, 2000 to September 30, 2011, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended September 30, 2011 we generated $5,839 in other income, an increase of $349 from the $5,490 in other income we generated during the same period in 2010. From our inception on February 9, 2000 to September 30, 2011, we generated total other income of $83,277, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to September 30, 2011, we incurred $471,852 in operating expenses. During the three months ended September 30, 2011, our total operating expenses decreased by $13,430 from the same period in 2010, from $27,025 to $13,595. This decrease was largely due to a decrease in our consulting and management fees for the period.

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

Our general and administrative expenses for the three months ended September 30, 2011 consisted of $5,423 in professional fees, $6,615 in consulting and management fees, $1,513 in foreign exchange loss and $44 in bank charges and interest. During the three months ended September 30, 2010, our general and administrative expenses included $1,750 in professional fees, $27,024 in consulting and management fees, $1,793 in foreign exchange gains and $44 in bank charges and interest.

Net Loss

From our inception on February 9, 2000 to September 30, 2011, we incurred a net loss of $388,575. During the three months ended September 30, 2011 we incurred a net loss of $7,756, compared to incurring a net loss of $21,535 during the same period in 2010. The decrease in our net loss for the period was primarily the result of a decrease in our operating expenses as described above, and in particular our consulting and management fees.

Results of Operations for the Nine Months ended September 30, 2011 and 2010

Other Income

During the nine months ended September 30, 2011 we generated $17,340 in other income, an increase of $991 from the $16,349 in other income we generated during the same period in 2010. All of this income was in the form of interest income.

Expenses

During the nine months ended September 30, 2011, our total operating expenses decreased by $74,503 from the same period in 2010, from $96,741 to $22,238. This decrease was largely due to a decrease in our consulting and management fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2011 consisted of $8,417 in professional fees, $13,229 in consulting and management fees, $1,537 in foreign exchange gains, $1,992 in office and sundry expenses and $137 in bank charges and interest. During the nine months ended September 30, 2010, our general and administrative expenses included $9,982 in professional fees, $88,591 in consulting and management fees, $2,673 in foreign exchange gains, $683 in office and sundry expenses and $158 in bank charges and interest.

Net Loss

During the nine months ended September 30, 2011 we incurred a net loss of $4,898, compared to a net loss of $80,392 during the same period in 2010. The decrease in our net loss for the period was primarily the result of a decrease in our operating expenses as described above, and in particular our consulting and management fees. During the nine months ended September 30, 2011 we did not experience any net loss per share, whereas we experienced a net loss per share of $0.01 during the same period in 2010.

Liquidity and Capital Resources

As of September 30, 2011 we had $26,505 in cash, $258,774 in total assets, $10,921 in total liabilities and a working capital surplus of $15,584. From our inception on February 9, 2000 to September 30, 2011, we raised an aggregate of $648,800 from private placements of our common stock, which, net of repurchases of our common stock, has funded our accumulated deficit of $388,575.

During the nine months ended September 30, 2011 we spent $20,811 in cash on operating activities, including $17,340 on a loan receivable as offset by the receipt of $1,427 from our accounts payable and accrued liabilities. During the same period in 2010 we spent $95,991 in cash on operating activities, including $16,349 on a loan receivable as offset by the receipt of $750 from our accounts payable and accrued liabilities. The bulk of our spending on operating activities during this period was attributable to our net loss as described above.

During the nine months ended September 30, 2011 we spent $50,000 on financing activities in connection with the repurchase of 100,000 shares our common stock from two shareholders. We did not engage in any financing activities during the nine months ended September 30, 2010. Our cash decreased by $70,811 during the nine months ended September 30, 2011, equivalent to our spending on both operating and financing activities during the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of September 30, 2011, Live-Interactive owed us a total of $232,269, including interest.

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

As of September 30, 2011 we had $26,505 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended September 30, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of November 10, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 16, 2011	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

