Form 10-K
period 2011-12-31
Asia Interactive Media Inc.
filed 2012-04-11
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $827,480 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,534,492 as of April 11, 2012

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

Item 1. Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms “we”, “us” and “our” mean Asia Interactive Media Inc., unless otherwise indicated.

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

As of December 31, 2011, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next 12 months (beginning April 2011), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations.

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

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2011 we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Environmental Laws

Since we are a blank check company, we are not at this time impacted by any federal, state or local environmental laws.

Employees

As of December 31, 2011 we did not have any full-time employees. Our sole officer and director provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer to devote an average of approximately 10 hours per week to our business. We do not intend to hire any full-time employees prior to the consummation of a business combination.

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

No such proceedings terminated during the fourth quarter of our fiscal year ended December 31, 2011.

Item 4. Mine Safety Disclosures

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

Holders

As of April 11, 2012 there were 72 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2011.

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

Results of Operations

Revenue and Other Income

From our inception on period February 9, 2000 to December 31, 2011 we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the fiscal year ended December 31, 2011 we generated $32,914 in other income, an increase of $10,916 from the $21,998 in other income we generated during the prior fiscal year. From our inception on February 9, 2000 to December 31, 2011 we generated other income of $98,851, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to December 31, 2011, we incurred $481,641 in operating expenses. During the fiscal year ended December 31, 2011 our total operating expenses decreased by $14,078 compared to the prior fiscal year, from $46,105 to $32,027. This decrease was largely due to a decrease in our professional fees for the period.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, management fees, meals and entertainment, office maintenance and supplies, communication expenses (cellular, internet, fax and telephone) and courier and postage costs.

Our general and administrative expenses during the fiscal year ended December 31, 2011 consisted of $15,936 in professional fees, $14,645 in consulting and management fees, $2,692 in office and sundry expenses and $158 in bank charges and interest, as offset by $1,404 in foreign exchange gains. During the prior fiscal year, our general and administrative expenses included $8,028 in professional fees, $92,097 in consulting and management fees, $683 in office and sundry expenses and $202 in bank charges and interest, as offset by $5,984 in foreign exchange gains and $48,921 in gains on debt settlement and write-offs.

Net Loss

From our inception on February 9, 2000 to December 31, 2011 we incurred a net loss of $382,790. During the fiscal year ended December 31, 2011 we generated net income of $887, an increase of $24,994 compared to our net loss of $24,107 during the prior fiscal year. The reduction in our net loss was primarily the result of the decrease in our operating expenses as described above.

We did not experience any net loss per share during the fiscal years ended December 31, 2011 or December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011 we had $32,712 in cash, $270,555 in total assets, $16,917 in total liabilities and a working capital surplus of $15,795. From our inception on February 9, 2000 to December 31, 2011 we raised an aggregate of $648,800 through private placements of our common stock, which has funded our accumulated deficit of $382,790. However, during the second quarter of the fiscal year ended December 31, 2011 we repurchased and subsequently retired 100,000 shares of our common stock from certain shareholders at a price of $0.50 per share.

During the fiscal year ended December 31, 2011 we spent net cash of $14,604 on operating activities, which consisted of $21,914 in spending on a loan receivable as offset by the receipt of $7,423 from our accounts payable and accrued liabilities. During the prior fiscal year we spent net cash of $97,980 on operating activities, including $21,998 on a loan receivable, $34,563 on accounts payable and accrued liabilities and $17,312 due to a related party. The remainder of our net cash spending on these activities was attributable to our net loss for the periods.

During the fiscal year ended December 31, 2011 we spent net cash of $50,000 on financing activities, all of which was attributable to the stock repurchase transactions described above. We did not engage in any financing activities during the prior fiscal year, nor did we engage in any investing activities during the fiscal years ended December 31, 2011 or 2010.

Overall, our cash holdings decreased by $64,604 during the fiscal year ended December 31, 2011.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of December 31, 2011 Live-Interactive owed us a total of $237,843, including interest.

If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and future employees and grant stock options. We estimate that our expenses over the next 12 months (beginning April 2011) will be approximately $100,000 as described below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount ($)
General and administrative expenses	38,000
Professional fees	50,000
Rent	12,000
Total	100,000

As of December 31, 2011 we had $32,712 in cash. Should we require additional capital to fund the acquisition of an operating business, we will proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of December 31, 2011, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

(Expressed in U.S. Dollars)

December 31, 2011

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheet	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ASIA INTERACTIVE MEDIA INC.

Vancouver, B.C., Canada

I have audited the balance sheets of ASIA INTERACTIVE MEDIA INC., a development stage company, as at DECEMBER 31, 2011 and DECEMBER 31, 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows the years then ended and for the period from inception February 9, 2000 to DECEMBER 31, 2011. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASIA INTERACTIVE MEDIA INC., a development stage company, as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

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

April 4, 2012

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	December 31, 2011 $	December 31, 2010 $

Assets
Current Assets
Cash	32,712	97,316
Total Current Assets	32,712	97,316
Loan Receivable (Note 3)	237,843	214,929
Total Assets	270,555	312,245

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	16,917	9,494
Total Current Liabilities	16,917	9,494
Loan Payable	–	–
Total Liabilities	16,917	9,494

Contingency (Note 1)
Stockholders’ Equity
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	67
Additional Paid-in Capital (Note 4)	598,734	648,733
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(382,790)	(383,677)
Total Stockholders’ Equity	253,638	302,751
Total Liabilities and Stockholders’ Equity	270,555	312,245

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–
Operating Expenses
General and administrative	481,641	32,027	46,105
Total Operating Expenses	481,641	32,027	46,105
Other Income	98,851	32,914	21,998
Net Income (Loss)	(382,790)	887	(24,107)

Net Income (Loss) Per Share - Basic and Diluted		(0.00)	(0.00)
Weighted Average Shares Outstanding		6,534,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	For the year ended	For the year ended
	December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Operating Activities
Net loss	(382,790)	887	(24,107)
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(237,843)	(22,914)	(21,998)
Accounts payable and accrued liabilities	16,917	7,423	(34,563)
Due to related party	–	–	(17,312)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(566,088)	(14,604)	(97,980)
Financing Activities
Loan payable	–	–	–
Common stock	66	(1)	–
Additional paid-in capital	598,734	(49,999)	–
Stock subscriptions	–	–	–
Net Cash Provided by Financing Activities	598,800	(50,000)	–
Net Increase in Cash	32,712	(64,604)	(97,980)
Cash – Beginning of Period	–	97,316	195,296
Cash – End of Period	32,712	32,712	97,316

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (previously Black Gardenia Corp.), herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification (“ASC”) 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2011, the Company had a working capital surplus of $15,795 and has accumulated losses of $382,790 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

December 31, 2011

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company’s financial position, results of operations or cash flows.

3.	Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at December 31, 2011, a total of $237,843, including accrued interest, was owing from Live-Interactive.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our sole officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the fiscal year ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

The following table sets forth the name, age and positions of our sole officer and director as of April 11, 2012.

Name	Age	Positions
Ken Ng	45	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

Audit Committee

We do not have an audit committee because our common stock is not listed or quoted on any of the public trading markets and there is no requirement for us to have such a committee. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board of Directors as of December 31, 2011.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the 12 months ended December 31, 2011.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the fiscal year ended December 31, 2011 were filed.

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

Option Grants

We did not grant any options or stock appreciation rights from our inception on February 9, 2000 to December 31, 2011.

Compensation of Directors

Our sole director did not receive any compensation for his services as a director during the fiscal year ended December 31, 2011. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 11, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 11, 2012 we had 6,534,492 issued and outstanding shares of our common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Ken Ng (1) 339 East 34th Avenue Vancouver, British Columbia Canada V5W 1A2	1,000 (2)	(3)

	All Officers and Directors as a Group	1,000	(3)

Common Stock	0841013 BC Ltd. 6439 Granville Street Vancouver, British Columbia Canada V6M 3E5	500,000	7.7

Common Stock	Beckford Finance S.A. (4) 20 Rue Senebier Case Postale 166 121211 Geneva, Switzerland	932,765	14.3

Common Stock	Samuel Chan Flat B, 12F Hing Win FTY Building No. 110 Hong Ming Street Kun Tong Kowloon, Hong Kong	588,996	9.0

Common Stock	Amy Ng (5) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	991,597	15.2

Common Stock	Travelex Investments SA (6) East 53rd Street, Marbella, 2nd Floor Panama City, Panama	847,859	13.0

Common Stock	Xiao-Qin Zhang Room 302, Block 1, Building 8 16 Wu Yi Road, Xining, Qinghai China 810000	392,439	6.0

(1)	Ken Ng is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

(2)	Includes 1,000 shares of our common stock owned by May Ng, the spouse of Mr. Ng.

(3)	Less than 1%.

(4)	To our knowledge, Andre Kaplun has sole voting and dispositive control over the securities owned by Beckford Finance S.A.

(5)	Amy Ng is the sister of Ken Ng, our sole officer and director.

(6)	To our knowledge, Edgardo Diaz has sole voting and dispositive control over the securities owned by Travelex Investment S.A.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our current auditor, Thomas J. Harris, for the audit of our annual financial statements and the review of our interim financial statements for the fiscal years ended December 31, 2011 and 2010, as well as any fees billed for other services rendered by our auditor during these periods.

	Year Ended December 31, 2011 ($)	Year Ended December 31, 2010 ($)
Audit fees	4,000	3,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	5,250	5,250
Total	9,250	9,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors as the audit committee approved 100% of the audit-related services in fiscal 2011. None of the work performed by our auditor, Thomas J. Harris, to audit our financial statements for the fiscal year ended December 31, 2011 was performed by persons other than Mr. Harris or his full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our audited financial statements for the fiscal year ended December 31, 2011 are filed as part of this annual report. There are no financial statement schedules.

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

Date: April 11, 2012	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	April 11, 2012
Ken Ng

