Form 10-Q
period 2012-03-31
Asia Interactive Media Inc.
filed 2012-05-15
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2012, the registrant’s outstanding common stock consisted of 6,534,492 shares.

2

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, service, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. This report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

All currency references in this report are in U.S. dollars unless otherwise noted.

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“Asia Interactive”, “we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

(Expressed in U.S. Dollars)

March 31, 2012

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	March 31, 2012 $	December 31, 2011 $

Assets
Current Assets
Cash	22,851	32,712
Total Current Assets	22,851	32,712
Loan Receivable (Note 3)	243,481	237,843
Total Assets	266,332	270,555

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	11,009	16,917
Total Current Liabilities	11,009	16,917
Total Liabilities	11,009	16,917

Contingency (Note 1)
Stockholders’ Equity
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(381,105)	(382,790)
Total Stockholders’ Equity	255,323	253,638
Total Liabilities and Stockholders’ Equity	266,332	270,555

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)	Three months ended	Three months ended
	to March 31,	March 31,	March 31,
	2012	2012	2011
	$	$	$

Revenue	–	–	–
Operating Expenses
General and administrative	485,594	3,953	4,292
Total Operating Expenses	485,594	3,953	4,292
Other Income	104,489	5,638	5,665
Net Income (Loss)	(381,105)	1,685	1,373

Net Income (Loss) Per Share - Basic and Diluted		0.00	0.00
Weighted Average Shares Outstanding		6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	Three months ended	Three months ended
	March 31,	March 31,	March 31,
	2012	2012	2011
	$	$	$

Operating Activities
Net income (loss)	(381,105)	1,685	1,373
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(243,481)	(5,638)	(5,665)
Accounts payable and accrued liabilities	11,009	(5,908)	(460)
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(575,949)	(9,861)	(4,752)
Financing Activities
Common stock	66	–	–
Additional paid-in capital	598,734	–	–
Net Cash Provided by Financing Activities	598,800	–	–
Net Increase (Decrease) in Cash	22,851	(9,861)	(4,752)
Cash – Beginning of Period	–	32,712	97,316
Cash – End of Period	22,851	22,851	92,564

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2012

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2012, the Company had a working capital surplus of $11,842 and has accumulated losses of $381,105 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

March 31, 2012

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption.

3.	Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at March 31, 2012, a total of $243,481, including accrued interest, was owing from Live-Interactive.

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

As of March 31, 2012, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended March 31, 2012 and 2011 and from February 9, 2000 (Date of Inception) to March 31, 2012

Revenue and Other Income

From our inception on February 9, 2000 to March 31, 2012, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended March 31, 2012 we generated $5,638 in other income, a decrease of $33 from the $5,665 in other income we generated during the same period in 2011. From our inception on February 9, 2000 to March 31, 2012, we generated total other income of $104,489, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to March 31, 2012, we incurred $485,594 in operating expenses. During the three months ended March 31, 2012, our total operating expenses decreased by $339 from the same period in 2011, from $4,292 to $3,953. This decrease was largely due to a decrease in our consulting and management fees for the period, as offset by a decrease in our foreign exchange gain.

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

6

Our general and administrative expenses for the three months ended March 31, 2012 consisted of $2,811 in professional fees, $1,500 in consulting and management fees, $381 in foreign exchange gain and $23 in bank charges and interest. During the three months ended March 31, 2011, our general and administrative expenses included $2,586 in professional fees, $3,594 in consulting and management fees, $2,410 in foreign exchange gain, $500 in office and sundry expenses and $22 in bank charges and interest.

Net Loss

From our inception on February 9, 2000 to March 31, 2012, we incurred a net loss of $381,105. During the three months ended March 31, 2012 we generated net income of $1,685, compared to generating net income of $1,373 during the same period in 2011. The increase in our net income for the period was primarily the result of the decrease in our operating expenses as described above.

Liquidity and Capital Resources

As of March 31, 2012 we had $22,851 in cash, $266,332 in total assets, $11,009 in total liabilities and a working capital surplus of $11,842. From our inception on February 9, 2000 to March 31, 2012, we raised an aggregate of $648,800 from private placements of our common stock, which, net of repurchases of our common stock, has funded our accumulated deficit of $381,105.

During the three months ended March 31, 2012 we spent $9,861 in cash on operating activities, including $5,638 on a loan receivable and $5,908 on our accounts payable and accrued liabilities. During the same period in 2011 we spent $4,752 in cash on operating activities, including $5,665 on a loan receivable and $460 on our accounts payable and accrued liabilities. The bulk of our spending on operating activities during these periods was attributable to the aforementioned changes in our operating assets and liabilities.

We did not engage in any financing activities during the three months ended March 31, 2012 or 2011. Our cash decreased by $9,861 during the three months ended March 31, 2012, equivalent to our spending on operating activities during the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of March 31, 2012, Live-Interactive owed us a total of $243,481, including interest.

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning May 2012) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of March 31, 2012 we had $22,851 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

7

Going Concern

Our financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of May 15, 2012 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2011, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes in Internal Controls

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

8

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

10