Form 10-Q
period 2012-06-30
Asia Interactive Media Inc.
filed 2012-08-14
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSURS:

As of August 13, 2012, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

June 30, 2012

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	$	$

Assets
Current Assets
Cash	27,688	32,712
Total Current Assets	27,688	32,712
Loan Receivable (Note 3)	249,074	237,843
Total Assets	276,762	270,555

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	11,536	16,917
Total Current Liabilities	11,536	16,917
Total Liabilities	11,536	16,917

Contingency (Note 1)
Stockholders’ Equity
Common Stock:	66	66
Authorized: 100,000,000 shares, $0.00001 par value;
6,534,492 shares issued and outstanding (Note 4)
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(371,202)	(382,790)
Total Stockholders’ Equity	265,226	253,638
Total Liabilities and Stockholders’ Equity	276,762	270,555

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	For the three	For the three	For the six	For the six
	(Date of Inception)	months ended	months ended	months ended	months ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
	$	$	$	$	$

Revenue	–	–	–	–	–
Operating Expenses
General and administrative	491,284	5,690	4,351	9,643	8,643
Total Operating Expenses	491,284	5,690	4,351	9,643	8,643
Other Income	120,082	15,593	5,836	21,231	11,501
Net Income (Loss)	(371,202)	9,903	1,485	11,588	2,858

Net Income (Loss) Per Share - Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	For the six	For the six
	(Date of Inception)	months ended	months ended
	to June 30,	June 30,	June 30,
	2012	2012	2011
	$	$	$

Operating Activities
Net income (loss)	(371,202)	11,588	2,858
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	(249,074)	(11,231)	(11,501)
Accounts payable and accrued liabilities	11,536	(5,381)	(1,460)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(571,112)	(5,024)	(10,103)
Financing Activities
Common stock	66	–	(1)
Additional paid-in capital	598,734	–	(49,999)
Net Cash Provided by (Used in) Financing Activities	598,800	–	(50,000)
Net Increase (Decrease) in Cash	27,688	(5,024)	(60,103)
Cash – Beginning of Period	–	32,712	97,316
Cash – End of Period	27,688	27,688	37,213

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2012

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2012, the Company had a working capital surplus of $16,152 and has accumulated losses of $371,202 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2012

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption.

3.	Loan Receivable

On February 16, 2007, the Company entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive Technology Ltd. (“Live-Interactive”), a company based in China, whereby the Company agreed to loan funds, to a maximum of $195,000 (RMB1,500,000), to Live-Interactive on an interest-free basis for three months from the date of the loan advance. Interest at 15% per annum is charged on all outstanding amounts after the three month interest-free period. As at June 30, 2012, a total of $249,074, including accrued interest, was owing from Live-Interactive.

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

As of June 30, 2012, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended June 30, 2012 and 2011 and from February 9, 2000 (Date of Inception) to June 30, 2012

Revenue and Other Income

From our inception on February 9, 2000 to June 30, 2012, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended June 30, 2012 we generated $15,593 in other income, an increase of $9,757 from the $5,836 in other income we generated during the same period in 2011. From our inception on February 9, 2000 to June 30, 2012, we generated total other income of $120,082, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to June 30, 2012, we incurred $491,284 in operating expenses. During the three months ended June 30, 2012, our total operating expenses increased by $1,339 from the same period in 2011, from $4,351 to $5,690. This increase was largely due to a increase in our professional fees for the period, as offset by a decrease in our consulting and management fees and office and sundry expenses.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, consulting and management fees, office and sundry expenses, bank charges and interest and foreign exchange costs. Our professional fees consist of accounting, legal and audit fees.

Our general and administrative expenses for the three months ended June 30, 2012 consisted of $3,705 in professional fees, $1,500 in consulting and management fees, $465 in foreign exchange loss and $20 in bank charges and interest. During the three months ended June 30, 2011, our general and administrative expenses included $408 in professional fees, $3,020 in consulting and management fees, $1,492 in office and sundry expenses and $71 in bank charges and interest, as offset by $640 in foreign exchange gains.

Our office and sundry expenses include communication expenses (internet, fax and telephone), office supplies, courier fees and postage costs.

Net Income (Loss)

From our inception on February 9, 2000 to June 30, 2012, we incurred a net loss of $371,202. During the three months ended June 30, 2012 we generated net income of $9,903, compared to generating net income of $1,485 during the same period in 2011. The increase in our net income for the period was primarily the result of the increase in our other income as described above. We did not experience any net loss per share during either the three months ended June 30, 2012 or 2011.

Results of Operations for the Six Months ended June 30, 2012 and 2011

Other Income

During the six months ended June 30, 2012 we generated $21,231 in other income, an increase of $9,730 from the $11,501 in other income we generated during the same period in 2011. All of this income was in the form of interest income.

Expenses

During the six months ended June 30, 2012, our total operating expenses increased by $1,000 from the same period in 2011, from $8,643 to $9,643. This decrease was largely due to increases in our professional fees and foreign exchange loss for the period, as offset by decreases in our consulting and management fees and office and sundry expenses.

Our general and administrative expenses for the six months ended June 30, 2012 consisted of $6,516 in professional fees, $3,000 in consulting and management fees, $84 in foreign exchange loss and $43 in bank charges and interest. During the six months ended June 30, 2011, our general and administrative expenses included $2,994 in professional fees, $6,614 in consulting and management fees, $1,992 in office and sundry expenses and $93 in bank charges and interest, as offset by $3,050 in foreign exchange gains.

Net Income (Loss)

During the six months ended June 30, 2012 we generated net income of $11,588, compared to generating net income of $2,858 during the same period in 2011. The decrease in our net income for the period was primarily the result of the increase in our other income as described above. We did not experience any net loss per share during either the six months ended June 30, 2012 or 2011.

Liquidity and Capital Resources

As of June 30, 2012 we had $27,688 in cash, $276,762 in total assets, $11,536 in total liabilities and a working capital surplus of $16,152. From our inception on February 9, 2000 to June 30, 2012, we raised an aggregate of $648,800 from private placements of our common stock, which has funded our accumulated deficit of $371,202.

During the six months ended June 30, 2012 we spent $5,024 in cash on operating activities, including $11,231 on a loan receivable and $5,381 on our accounts payable and accrued liabilities. During the same period in 2011 we spent $10,103 in cash on operating activities, including $11,501 on a loan receivable and $1,460 on our accounts payable and accrued liabilities. The bulk of our spending on operating activities during these periods was attributable to the aforementioned changes in our operating assets and liabilities.

We did not engage in any financing activities during the six months ended June 30, 2012; however, during the six months ended June 30, 2011 we spent $50,000 on financing activities in connection with the repurchase of 100,000 shares our common stock from two shareholders.

Our cash decreased by $5,024 during the six months ended June 30, 2012, equivalent to our spending on operating activities for the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. As of June 30, 2012, Live-Interactive owed us a total of $249,074, including interest.

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning August 2012) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of June 30, 2012 we had $27,688 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended June 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of August 13, 2012 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

