Form 10-K/A
period 2011-12-31
Asia Interactive Media Inc.
filed 2012-11-02
CIK 1172318

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

011-852-9836-2 643

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $827,480 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,534,492 as of April 11, 2012

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

TABLE OF CONTENTS

EXPLANATORY NOTE

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Asia Interactive Media Inc. (“we”, “our”, “us”) for the year ended December 31, 2011 is being filed for the purpose of correcting a material misstatement in our financial statements pertaining to the collectability of a loan receivable. On September 27, 2012, we determined that a loan receivable in the amount of $237,843 was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

Other than as described above, this Amendment No. 1 continues to speak as of the filing date of our original annual report on Form 10-K for the year ended December 31, 2011, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in that report.

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

During the fiscal year ended December 31, 2011, we also wrote off a loan receivable in the amount of $237,843, including accrued interest.

Net Loss

From our inception on February 9, 2000 to December 31, 2011 we incurred a net loss of $620,633. During the fiscal year ended December 31, 2011 we incurred a net loss of $236,956, an increase of $212,849 from our net loss of $24,107 during the prior fiscal year. The increase in our net loss was primarily the result of the write-off of the loan receivable as described above, as offset by the decrease in our operating expenses.

During the fiscal year ended December 31, 2011 we experienced a net loss per share of $0.04, whereas we did not experience any net loss per share during the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011 we had $32,712 in cash and total assets, $16,917 in total liabilities and a working capital surplus of $15,795. From our inception on February 9, 2000 to December 31, 2011 we raised an aggregate of $648,800 through private placements of our common stock, which has funded our accumulated deficit of $620,633. However, during the second quarter of the fiscal year ended December 31, 2011 we repurchased and subsequently retired 100,000 shares of our common stock from certain shareholders at a price of $0.50 per share.

During the fiscal year ended December 31, 2011 we spent net cash of $14,604 on operating activities, which consisted of $237,843 in spending on a loan receivable as offset by the receipt of $15,491 from our accounts payable and accrued liabilities. During the prior fiscal year we spent net cash of $97,980 on operating activities, including $21,998 on a loan receivable, $34,563 on accounts payable and accrued liabilities and $17,312 due to a related party. The remainder of our net cash spending on these activities was attributable to our net loss for the periods.

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

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. Subsequent to December 31, 2011, we determined that the loan to Live-Interactive was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and future employees and grant stock options. We estimate that our expenses over the next 12 months (beginning April 2012) will be approximately $100,000 as described below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

Restated

December 31, 2011

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASIA INTERACTIVE MEDIA INC.
Vancouver, B.C., Canada

I have audited the accompanying restated balance sheets of ASIA INTERACTIVE MEDIA INC., a development stage company, as at DECEMBER 31, 2011 and DECEMBER 31, 2010, the restated statements of earnings and deficit, stockholders’ deficiency and cash flows the years then ended and for the period from inception February 9, 2000 to DECEMBER 31, 2011. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of ASIA INTERACTIVE MEDIA INC., a development stage company, as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying restated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 27, 2012, the company’s management determined that a loan receivable was not collectible and restated the financial statements accordingly. Management has shown the corrections on the attached statements.

/s/ Thomas J Harris
Thomas J Harris, CPA
April 4, 2012
October 26, 2012 as to the restatement

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Balance Sheet

(Expressed in U.S. Dollars)

Audited

	December 31, 2011 $	December 31, 2010 $
	(Restated)

Assets

Current Assets
Cash	32,712	97,316
Total Current Assets	32,712	97,316
Loan Receivable (Note 3)	–	214,929
Total Assets	32,712	312,245

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	16,917	9,494
Total Current Liabilities	16,917	9,494
Loan Payable	–	–
Total Liabilities	16,917	9,494

Contingency (Note 1)

Stockholders’ Equity

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	67
Additional Paid-in Capital (Note 4)	598,734	648,733
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(620,633)	(383,677)
Total Stockholders’ Equity	15,795	302,751
Total Liabilities and Stockholders’ Equity	32,712	312,245

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statements of Operations

(Expressed in U.S. Dollars)

Audited

	Accumulated from
	February 9, 2000
	(Date of Inception)	For the year ended	For the year ended
	to December 31, 2011	December 31, 2011	December 31, 2010
	$	$	$
	(Restated)	(Restated)

Revenue	–	–	–

Operating Expenses

General and administrative	481,641	32,027	46,105

Total Operating Expenses	481,641	32,027	46,105

Write-off of Loan Receivable	237,843	237,843	–

Other Income	98,851	32,914	21,998

Net Loss	(620,633)	(236,956)	(24,107)

Net Income (Loss) Per Share - Basic and Diluted		(0.04)	(0.00)

Weighted Average Shares Outstanding		6,534,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statement of Stockholders’ Deficiency

(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(85,757)	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	289,230

Net loss	–	–	–	(24,107)	(24,107)

Balance – December 31, 2010	6,634,492	67	648,733	(383,677)	265,123

April 28, 2011 – Repurchase of stock for cash	(100,000)	(1)	(49,999)	–	(50,000)

Net loss	–	–	–	(236,956)	(236,956)

Balance – December 31, 2011	6,534,492	66	598,734	(620,633)	(21,833)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statements of Cash Flows

(Expressed in U.S. Dollars)

Audited

	Accumulated from
	February 9, 2000
	(Date of Inception) to	For the year ended	For the year ended
	December 31, 2011	December 31, 2011	December 31, 2010
	$	$	$
	(Restated)	(Restated)

Operating Activities

Net loss	(620,633)	(236,956)	(24,107)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	22,914	237,843	(21,998)
Accounts payable and accrued liabilities	(5,997)	(15,491)	(34,563)
Due to related party	–	–	(17,312)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(566,088)	(14,604)	(97,980)

Financing Activities

Loan payable	–	–	–
Common stock	66	(1)	–
Additional paid-in capital	598,734	(49,999)	–
Stock subscriptions	–	–	–
Net Cash Provided by Financing Activities	598,800	(50,000)	–

Net Increase in Cash	32,712	(64,604)	(97,980)
Cash – Beginning of Period	–	97,316	195,296
Cash – End of Period	32,712	32,712	97,316

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Notes to the Financial Statements

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2011, the Company had a working capital surplus of $15,795 and has accumulated losses of $620,633 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

(A Development Stage Company)

Restated Notes to the Financial Statements

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011

3.	Restatement – Loan Receivable

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

On September 27, 2012, the Company’s management determined that the loan receivable was not collectible and provided a provision for bad debts in the total amount of the loan receivable. The effect of the accounting correction is summarized accordingly.

The following table represents the effects of the restated statements as of December 31, 2011:

	Restated	Original
	December 31, 2011	December 31, 2011

Loan Receivable	-	237,843

Retained Deficit	(620,633)	(382,790)

(Loss)/Income	(236,956)	887

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

	Year Ended December 31, 2011	Year Ended December 31, 2010
	($)	($)
Audit fees	4,000	3,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	5,250	5,250
Total	9,250	9,000

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

Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2012	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	November 2, 2012
Ken Ng

