Form 10-Q/A
period 2012-03-31
Asia Interactive Media Inc.
filed 2012-11-05
CIK 1172318

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

Table of Contents

EXPLANATORY NOTE

2

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q of Asia Interactive Media Inc. (“we”, “our”, “us”) for the period ended March 31, 2012 is being filed for the purpose of correcting a material misstatement in our financial statements pertaining to the collectability of a loan receivable. On September 27, 2012, we determined that a loan receivable in the amount of $237,843 was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

Other than as described above, this Amendment No. 1 continues to speak as of the filing date of our original quarterly report on Form 10-Q for the period ended March 31, 2012, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in that report.

3

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

This quarterly report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, service, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. This quarterly report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

All currency references in this quarterly report are in U.S. dollars unless otherwise noted.

Item 1. Financial Statements.

Our unaudited restated financial statements follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

(Expressed in U.S. Dollars)

Restated

March 31, 2012

Index

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Balance Sheet

(Expressed in U.S. Dollars)

	March 31, 2012	December 31, 2011
	$	$
	(Unaudited/Restated)	(Audited/Restated)

Assets
Current Assets
Cash	22,851	32,712
Total Current Assets	22,851	32,712
Loan Receivable (Note 3)	–	–
Total Assets	22,851	32,712

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	11,009	16,917
Total Current Liabilities	11,009	16,917
Total Liabilities	11,009	16,917

Contingency (Note 1)
Stockholders’ Equity
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(624,586)	(620,633)
Total Stockholders’ Equity	11,842	15,795
Total Liabilities and Stockholders’ Equity	22,851	32,712

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statements of Operations

(Expressed in U.S. Dollars)

Unaudited

	Accumulated from
	February 9, 2000
	(Date of Inception)	Three months ended	Three months ended
	to March 31, 2012	March 31, 2012	March 31, 2011
	$	$	$
	(Restated)	(Restated)

Revenue	–	–	–
Operating Expenses
General and administrative	485,594	3,953	4,292
Total Operating Expenses	485,594	3,953	4,292
Write-off of Loan Receivable	237,843	–	–
Other Income	98,851	–	5,665
Net Income (Loss)	(624,586)	(3,953)	1,373

Net Income (Loss) Per Share – Basic and Diluted		(0.00)	0.00
Weighted Average Shares Outstanding		6,634,492	6,634,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	Accumulated from
	February 9, 2000
	(Date of Inception)	Three months ended	Three months ended
	to March 31, 2012	March 31, 2012	March 31, 2011
	$	$	$
	(Restated)	(Restated)

Operating Activities
Net income (loss)	(624,586)	(3,953)	1,373
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	–	–	(5,665)
Accounts payable and accrued liabilities	11,009	(5,908)	(460)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(575,949)	(9,861)	(4,752)
Financing Activities
Common stock	66	–	–
Additional paid-in capital	598,734	–	–
Net Cash Provided by Financing Activities	598,800	–	–
Net Increase (Decrease) in Cash	22,851	(9,861)	(4,752)
Cash – Beginning of Period	–	32,712	97,316
Cash – End of Period	22,851	22,851	92,564

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2012, the Company had a working capital surplus of $11,842 and has accumulated losses of $624,586 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The following table represents the effects of the restated statements as of March 31, 2012:

	Restated	Original
	March 31, 2012	March 31, 2012

Loan Receivable	-	243,481

Retained Deficit	(624,586)	(381,105)

(Loss)/Income	(3,953)	1,685

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

During the three months ended March 31, 2012 we did not generate any other income, whereas we generated $5,665 in other income during the same period in 2011. From our inception on February 9, 2000 to March 31, 2012, we generated total other income of $98,851, all of which was in the form of interest income.

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

5

Net Loss

From our inception on February 9, 2000 to March 31, 2012, we incurred a net loss of $624,586. During the three months ended March 31, 2012 we incurred a net loss of $3,953, compared to generating net income of $1,373 during the same period in 2011. The increase in our net loss for the period was entirely the result of the decrease in our operating expenses as described above as well as the decrease in other income precipitated by the write-off of a loan receivable as of December 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012 we had $22,851 in cash and total assets, $11,009 in total liabilities and a working capital surplus of $11,842. From our inception on February 9, 2000 to March 31, 2012, we raised an aggregate of $648,800 from private placements of our common stock, which, net of repurchases of our common stock, has funded our accumulated deficit of $624,586.

During the three months ended March 31, 2012 we spent $9,861 in cash on operating activities, including $5,908 on our accounts payable and accrued liabilities. During the same period in 2011 we spent $4,752 in cash on operating activities, including $5,665 on a loan receivable and $460 on our accounts payable and accrued liabilities. The bulk of our spending on operating activities during these periods was attributable to our net income/loss as described above and the aforementioned changes in our operating assets and liabilities.

We did not engage in any financing activities during the three months ended March 31, 2012 or 2011. Our cash decreased by $9,861 during the three months ended March 31, 2012, equivalent to our spending on operating activities during the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. Subsequent to March 31, 2012, we determined that the loan to Live-Interactive was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

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

6

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

7

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

9