Form 10-Q/A
period 2012-06-30
Asia Interactive Media Inc.
filed 2012-11-06
CIK 1172318

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSURS:

As of August 13, 2012, the registrant’s outstanding common stock consisted of 6,534,492 shares.

Table of Contents

EXPLANATORY NOTE

2

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q of Asia Interactive Media Inc. (“we”, “our”, “us”) for the period ended June 30, 2012 is being filed for the purpose of correcting a material misstatement in our financial statements pertaining to the collectability of a loan receivable. On September 27, 2012, we determined that a loan receivable in the amount of $237,843 was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

Other than as described above, this Amendment No. 1 continues to speak as of the filing date of our original quarterly report on Form 10-Q for the period ended June 30, 2012, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in that report.

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

June 30, 2012

Index

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Balance Sheet

(Expressed in U.S. Dollars)

	June 30, 2012	December 31, 2011
	$	$
	(Unaudited/Restated)	(Audited/Restated)

Assets
Current Assets
Cash	27,688	32,712
Total Current Assets	27,688	32,712
Loan Receivable (Note 3)	–	–
Total Assets	27,688	37,712

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	11,536	16,917
Total Current Liabilities	11,536	16,917
Total Liabilities	11,536	16,917

Contingency (Note 1)
Stockholders’ Equity
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(620,276)	(620,633)
Total Stockholders’ Equity	16,152	15,795
Total Liabilities and Stockholders’ Equity	27,688	32,712

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	For the three	For the three	For the six	For the six
	(Date of Inception)	months ended	months ended	months ended	months ended
	to June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$	$	$	$	$
	(Restated)	(Restated)		(Restated)

Revenue	–	–	–	–	–
Operating Expenses
General and administrative	491,284	5,690	4,351	9,643	8,643
Total Operating Expenses	491,284	5,690	4,351	9,643	8,643
Write-off of Loan Receivable	273,843	–	–	–	–
Other Income	108,851	10,000	5,836	10,000	11,501
Net Income (Loss)	(620,276)	4,310	1,485	357	2,858

Net Income (Loss) Per Share – Basic and Diluted		0.00	0.00	0.00	0.00
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Restated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	For the six months	For the six months
	(Date of Inception)	ended	ended
	to June 30, 2012	June 30, 2012	June 30, 2011
	$	$	$
	(Restated)	(Restated)

Operating Activities
Net income (loss)	(620,276)	357	2,858
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	–	–	(11,501)
Accounts payable and accrued liabilities	11,536	(5,381)	(1,460)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(571,112)	(5,024)	(10,103)
Financing Activities
Common stock	66	–	(1)
Additional paid-in capital	598,734	–	(49,999)
Net Cash Provided by (Used in) Financing Activities	598,800	–	(50,000)
Net Increase (Decrease) in Cash	27,688	(5,024)	(60,103)
Cash – Beginning of Period	–	32,712	97,316
Cash – End of Period	27,688	27,688	37,213

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid			–

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2012, the Company had a working capital surplus of $16,152 and has accumulated losses of $620,276 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The following table represents the effects of the restated statements as of June 30, 2012:

	Restated	Original
	June 30, 2012	June 30, 2012

Loan Receivable	-	249,074

Retained Deficit	(620, 276)	(371,202)

(Loss)/Income	357	11,588

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

During the three months ended June 30, 2012 we generated $10,000 in other income, an increase of $4,164 from the $5,836 in other income we generated during the same period in 2011. From our inception on February 9, 2000 to June 30, 2012, we generated total other income of $108,851, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to June 30, 2012, we incurred $491,284 in operating expenses. During the three months ended June 30, 2012, our total operating expenses increased by $1,339 from the same period in 2011, from $4,351 to $5,690. This increase was largely due to an increase in our professional fees for the period, as offset by a decrease in our consulting and management fees and office and sundry expenses.

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

Net Income (Loss)

From our inception on February 9, 2000 to June 30, 2012, we incurred a net loss of $620,276. During the three months ended June 30, 2012 we generated net income of $4,310, compared to generating net income of $1,485 during the same period in 2011. The increase in our net income for the period was primarily the result of the increase in our other income as described above. We did not experience any net loss per share during either the three months ended June 30, 2012 or 2011.

Results of Operations for the Six Months ended June 30, 2012 and 2011

Other Income

During the six months ended June 30, 2012 we generated $10,000 in other income, a decrease of $1,501 from the $11,501 in other income we generated during the same period in 2011. All of this income was in the form of interest income.

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

Net Income (Loss)

During the six months ended June 30, 2012 we generated net income of $357, compared to generating net income of $2,858 during the same period in 2011. The decrease in our net income for the period was primarily the result of the decrease in our other income as described above. We did not experience any net loss per share during either the six months ended June 30, 2012 or 2011.

Liquidity and Capital Resources

As of June 30, 2012 we had $27,688 in cash and total assets, $11,536 in total liabilities and a working capital surplus of $16,152. From our inception on February 9, 2000 to June 30, 2012, we raised an aggregate of $648,800 from private placements of our common stock, which has funded our accumulated deficit of $620,276.

During the six months ended June 30, 2012 we spent $5,024 in cash on operating activities, including $5,381 on our accounts payable and accrued liabilities. During the same period in 2011 we spent $10,103 in cash on operating activities, including $11,501 on a loan receivable and $1,460 on our accounts payable and accrued liabilities. The bulk of our spending on operating activities during these periods was attributable to our net income/loss as described above and the aforementioned changes in our operating assets and liabilities.

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

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. Subsequent to June 30, 2012, we determined that the loan to Live-Interactive was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

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

Item 4. Mine Safety Disclosures

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

Date:	November 2, 2012	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

