Form 10-Q
period 2012-09-30
Asia Interactive Media Inc.
filed 2012-11-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2012, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

September 30, 2012

Index

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	September 30, 2012	December 31, 2011
	(Unaudited) $	(Audited/Restated) $

Assets
Current Assets
Cash	22,098	32,712
Total Current Assets	22,098	32,712
Loan Receivable (Note 3)	—	—
Total Assets	22,098	32,712

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	12,553	16,917
Total Current Liabilities	12,553	16,917
Total Liabilities	12,553	16,917

Contingency (Note 1)

Stockholders’ Equity

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(626,883)	(620,633)
Total Stockholders’ Equity	9,545	15,795
Total Liabilities and Stockholders’ Equity	22,098	32,712

(The Accompanying Notes are an Integral Part of the Financial Statements)

F - 1

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	(Restated)
	Accumulated from
	February 9, 2000	For the three	For the three	For the nine	For the nine
	(Date of Inception)	months ended	months ended	months ended	months ended
	to September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$	$	$	$	$

Revenue	–	–	–	–	–
Operating Expenses
General and administrative	505,655	8,383	13,595	18,026	22,238
Total Operating Expenses	505,655	8,383	13,595	18,026	22,238
Write-off of Loan Receivable	237,843	–	–	–	–
Other Income	116,615	1,776	5,839	11,776	17,340
Net Income (Loss)	(626,883)	(6,607)	(7,756)	(6,250)	(4,898)

Net Income (Loss) Per Share - Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

F - 2

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	(Restated)
	Accumulated from
	February 9, 2000
	(Date of Inception) to	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2012	September 30, 2011
	$	$	$

Operating Activities

Net income (loss)	(626,883)	(6,250)	(4,898)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	22,914	–	(17,340)
Accounts payable and accrued liabilities	(10,361)	(4,364)	1,427
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(576,702)	(10,614)	(20,811)

Financing Activities

Common stock	66	–	(1)
Additional paid-in capital	598,734	–	(49,999)
Net Cash Provided by (Used in) Financing Activities	598,800	–	(50,000)
Net Increase (Decrease) in Cash	22,098	(10,614)	(70,811)
Cash – Beginning of Period	–	32,712	97,316
Cash – End of Period	22,098	22,098	26,505

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

F - 3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2012

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2012, the Company had a working capital surplus of $9,545 and has accumulated losses of $626,883 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

F - 4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2012

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

F - 5

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2012

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

F - 6

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

As of September 30, 2012, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended September 30, 2012 and 2011 and from February 9, 2000 (Date of Inception) to September 30, 2012

Revenue and Other Income

From our inception on February 9, 2000 to September 30, 2012, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended September 30, 2012 we generated $1,776  any other income, whereas we generated $5,839 in other income during the same period in 2011. All of this other income was attributable to interest income on a loan receivable, which we decided to write off as of December 31, 2011 due to non-collectability. From our inception on February 9, 2000 to September 30, 2012, we generated total other income of $116,615, substantially all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to September 30, 2012, we incurred $505,655 in operating expenses. During the three months ended September 30, 2012, our total operating expenses decreased by $5,212 from the same period in 2011, from $13,595 to $8,383. This decrease was largely due to decreases in our professional fees and foreign exchange costs for the period.

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

Our general and administrative expenses for the three months ended September 30, 2012 consisted of $2,517 in professional fees, $6,488 in consulting and management fees and $20 in bank charges and interest, as offset by a foreign exchange gain of $642. During the three months ended September 30, 2011, our general and administrative expenses included $5,423 in professional fees, $6,615 in consulting and management fees, $1,513 in foreign exchange loss and $44 in bank charges and interest.

Net Loss

From our inception on February 9, 2000 to September 30, 2012, we incurred a net loss of $626,883. During the three months ended September 30, 2012 we incurred a net loss of $6,607, compared to incurring a net loss of $7,756 during the same period in 2011. The decrease in our net loss for the period was primarily the result of the decrease in our operating expenses as described above, as offset by the reduction in our interest income attributable to the write-off of a loan receivable. We did not experience any net loss per share during the three months ended September 30, 2012 or 2011.

Results of Operations for the Nine Months ended September 30, 2012 and 2011

Other Income

During the nine months ended September 30, 2012 we generated $11,776  n other income, a decrease of $5,564 from the $17,340 in other income we generated during the same period in 2011. All of this income was in the form of interest income.

Expenses

During the nine months ended September 30, 2012, our total operating expenses decreased by $4,212 from the same period in 2011, from $22,238 to $18,026. This decrease was largely due to a decrease in our consulting and management fees and office and sundry expenses for the period.

Our general and administrative expenses for the nine months ended September 30, 2012 consisted of $9,033 in professional fees, $9,488 in consulting and management fees and $63 in bank charges and interest, as offset by a foreign exchange gain of $558. During the nine months ended September 30, 2011, our general and administrative expenses included $8,417 in professional fees, $13,229 in consulting and management fees, $1,992 in office and sundry expenses and $137 in bank charges and interest, as offset by a foreign exchange gain of $1,537.

Net Loss

During the nine months ended September 30, 2012 we incurred a net loss of $6,250, compared to a net loss of $4,898 during the same period in 2011. The increase in our net loss for the period was primarily the result of the decrease in our operating expenses as described above, as offset by the reduction in our interest income attributable to the write-off of a loan receivable. We did not experience any net loss per share during the nine months ended September 30, 2012 or 2011.

Liquidity and Capital Resources

As of September 30, 2012 we had $22,098 in cash and total assets, $12,553 in total liabilities and a working capital surplus of $9,545. From our inception on February 9, 2000 to September 30, 2012, we raised an aggregate of $648,800 from private placements of our common stock, which, net of repurchases of our common stock, has funded our accumulated deficit of $626,883.

During the nine months ended September 30, 2012 we spent $10,614 in cash on operating activities, which consisted of our net loss for the period as adjusted by a $4,364 reduction in our accounts payable and accrued liabilities. During the same period in 2011 we spent $20,811 in cash on operating activities, which consisted of our net loss for the period as adjusted by a $17,340 reduction on a loan receivable, as offset by the receipt of $1,427 from our accounts payable and accrued liabilities.

During the nine months ended September 30, 2012 we did not spend any cash on financing activities, whereas we spent $50,000 in cash on financing activities during the same period in 2011 in connection with the repurchase of 100,000 shares our common stock from two shareholders. Our cash decreased by $10,614 during the nine months ended September 30, 2012, equivalent to our spending on operating activities during the period.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. During the three months ended September 30, 2012, we determined that the loan to Live-Interactive was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly.

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning November 2012) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of September 30, 2012 we had $22,098 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and nine months ended September 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of November 14, 2012 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our amended annual report on Form 10-K/A for the period ended December 31, 2011, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes in Internal Controls

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Field Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	Asia Interactive Media Inc.

/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

