Form 10-K
period 2012-12-31
Asia Interactive Media Inc.
filed 2013-04-02
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,139,918 as of June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,534,492 as of April 1, 2013

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

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

As of December 31, 2012, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next 12 months (beginning April 2013), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations.

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

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2012 we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Environmental Laws

Since we are a blank check company, we are not at this time impacted by any federal, state or local environmental laws.

Employees

As of December 31, 2012 we did not have any full-time employees. Our sole officer and director provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer and director to devote an average of approximately 10 hours per week to our business. We do not intend to hire any full-time employees prior to the consummation of a business combination.

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

No such proceedings terminated during the fourth quarter of our fiscal year ended December 31, 2012.

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

Holders

As of April 1, 2013 there were approximately 74 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2012.

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

Results of Operations

Revenue and Other Income

From our inception on period February 9, 2000 to December 31, 2012 we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the fiscal year ended December 31, 2012 we generated $21,785 in other income, a decrease of $11,129 from the $32,914 in other income we generated during the prior fiscal year. From our inception on February 9, 2000 to December 31, 2012 we generated other income of $120,636, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to December 31, 2012, we incurred $521,201 in operating expenses. During the fiscal year ended December 31, 2012 our total operating expenses increased by $7,533 compared to the prior fiscal year, from $32,027 to $39,560. This increase was largely due to an increase in our professional fees for the period.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, consulting and management fees, office and sundry expenses, foreign exchange costs and bank charges and fees.

Our general and administrative expenses during the fiscal year ended December 31, 2012 consisted of $23,849 in professional fees, $16,004 in consulting and management fees and $82 in bank charges and interest, as offset by $375 in foreign exchange gains. During the prior fiscal year, our general and administrative expenses included $15,936 in professional fees, $14,645 in consulting and management fees, $2,692 in office and sundry expenses and $158 in bank charges and interest, as offset by $1,404 in foreign exchange gains.

During the fiscal year ended December 31, 2011, we also wrote off a loan receivable in the amount of $237,843, including accrued interest.

Net Loss

From our inception on February 9, 2000 to December 31, 2012 we incurred a net loss of $638,408. During the fiscal year ended December 31, 2012 we incurred a net loss of $17,775, a decrease of $218,821 compared to our net loss of $236,956 during the prior fiscal year. However, as described above, the majority of our net loss during the prior fiscal year was attributable to the write off a loan receivable in the amount of $237,843, including accrued interest. Without factoring in that amount our net loss during the prior fiscal year was only $887, so the effective increase in our net loss was primarily the result of the increase in our operating expenses combined with the decrease in our other income, which was in turn associated with the aforementioned write-off.

We did not experience any net loss per share during the fiscal year ended December 31, 2012, whereas we experienced a net loss per share of $0.04 during the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012 we had $19,463 in cash and total assets, $21,443 in total liabilities and a working capital deficit of $1,980. From our inception on February 9, 2000 to December 31, 2012 we raised an aggregate of $648,800 through private placements of our common stock, which has funded our accumulated deficit of $638,408.

During the fiscal year ended December 31, 2012 we spent net cash of $13,249 on operating activities, which consisted of our net loss as described above as offset by the receipt of $4,526 from our accounts payable and accrued liabilities. During the prior fiscal year we spent net cash of $14,604 on operating activities, which consisted of our net loss as described above as offset by the receipt of $7,423 from our accounts payable and accrued liabilities as well as a number of non-cash adjustments.

We did not engage in any investing activities during the fiscal years ended December 31, 2012 or 2011, nor did we engage in any financing activities during the most recent fiscal year. However, we spent net cash of $50,000 on financing activities during the prior fiscal year, all of which was attributable to the repurchase and subsequent retirement of 100,000 shares of our common stock from certain shareholders at a price of $0.50 per share that we completed during the second quarter of that year.

Overall, our cash holdings decreased by $13,249 during the fiscal year ended December 31, 2012, from $32,712 to $19,463.

In February 2007, we attempted to negotiate a joint venture agreement with Live-Interactive Technology Ltd., a Chinese company (“Live-Interactive”), to co-develop and co-market an employment search website. We did not reach an agreement with Live-Interactive, and we are no longer pursuing negotiations with the company. On February 16, 2007 we entered into a Bridge Loan Agreement (subsequently amended on November 16, 2007) with Live-Interactive whereby we agreed to loan a maximum of $195,000 (RMB1,500,000) to the company on an interest-free basis for three months from the date of the loan advance, with interest accruing at a rate of 15% per annum thereafter. During the fiscal year ended December 31, 2012, we determined that the loan to Live-Interactive was not collectible as of December 31, 2011, and we therefore wrote off the loan receivable and restated our financial statements accordingly

If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and future employees and grant stock options. We estimate that our expenses over the next 12 months (beginning April 2013) will be approximately $100,000 as described below. These estimates may change significantly depending on the nature of our future business activities and whether we continue our operations.

Description	Estimated Amount ($)
General and administrative expenses	38,000
Professional fees	50,000
Rent	12,000
Total	100,000

As of December 31, 2012 we had $19,463 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of December 31, 2012, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

December 31, 2012

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statement of Changes in Stockholders’ Equity	F–4
Statements of Cash Flows	F–5
Notes to Financial Statements	F–6

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asia Interactive Media Inc.

I have audited the accompanying balance sheets of Asia Interactive Media Inc. (An Exploration Stage Company) as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012 and for the period from February 9, 2000 (inception), to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Interactive Media Inc. (An Exploration Stage Company) as of December 31, 2012, and the results of its operations and cash flows for the years ended December 31, 2012 and the period from February 9, 2000 (inception), to December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart
George Stewart

Seattle, Washington
March 27, 2013

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	December 31, 2012 $	December 31, 2011 (Restated) $

Assets

Current Assets

Cash	19,463	32,712

Total Current Assets	19,463	32,712

Loan Receivable (Note 3)	–	–

Total Assets	19,463	32,712

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	21,443	16,917

Total Current Liabilities	21,443	16,917

Loan Payable	–	–

Total Liabilities	21,443	16,917

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital (Note 4)	598,734	598,734

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(638,408)	(620,633)

Total Stockholders’ Equity (Deficit)	(1,980)	15,795

Total Liabilities and Stockholders’ Equity	19,463	32,712

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of	For the year	For the year
	Inception)	ended	ended
	to December 31,	December 31,	December 31,
	2012	2012	2011
	(Restated)		(Restated)
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative	521,201	39,560	32,027

Total Operating Expenses	521,201	39,560	32,027

Write-off of Loan Receivable	237,843	–	237,843

Other Income	120,636	21,785	32,914

Net Income (Loss)	(638,408)	(17,775)	(236,956)

Net Income (Loss) Per Share – Basic and Diluted		(0.00)	(0.04)

Weighted Average Shares Outstanding		6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of	For the year	For the year
	Inception)	ended	ended
	to December 31,	December 31,	December 31,
	2012	2012	2011
	(Restated)		(Restated)
	$	$	$

Operating Activities

Net loss	(638,408)	(17,775)	(236,956)

Add (deduct) items not involving cash

Write-off of loan receivable	–	–	237,843
Accrued interest income on loan receivable	–	–	(22,914)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities

Loan receivable	–	–	–
Accounts payable and accrued liabilities	21,443	4,526	7,423
Due to related party	–	–	–
Advances from officers	14,628	–	–

Net Cash Used in Operating Activities	(579,337)	(13,249)	(14,604)

Financing Activities

Loan payable	–	–	–
Common stock	66	–	(1)
Additional paid-in capital	598,734	–	(49,999)
Stock subscriptions	–	–	–

Net Cash Provided by Financing Activities	598,800	–	(50,000)

Net Increase in Cash	19,463	(13,249)	(64,604)
Cash – Beginning of Period	–	32,712	97,316

Cash – End of Period	19,463	19,463	32,712

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2012

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2012, the Company had a working capital deficit of $1,980 and has accumulated losses of $638,408 since its inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  It is management’s plan to seek additional capital through equity and/or debt financings.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the 12 months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

Thesefinancial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

Thepreparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c)	Basic and Diluted Net Income (Loss) Per Share

TheCompany computes net income (loss) per share in accordance with ASC 260.10.05 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d)	Comprehensive Loss

ASC220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

TheCompany considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2012

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
December 31, 2012

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our sole officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the fiscal year ended December 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

The following table sets forth the name, age and positions of our sole officer and director as of April 1, 2013.

Name	Age	Positions
Ken Ng	46	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

Audit Committee

We do not have an audit committee because our common stock is not listed or quoted on any of the public trading markets and there is no requirement for us to have such a committee. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board of Directors as of December 31, 2012.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the 12 months ended December 31, 2012.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the fiscal year ended December 31, 2012 have not been filed as required.

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

Option Grants

We did not grant any options or stock appreciation rights from our inception on February 9, 2000 to December 31, 2012.

Compensation of Directors

Our sole director did not receive any compensation for his services as a director during the fiscal year ended December 31, 2012. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 1, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 1, 2013 we had 6,534,492 issued and outstanding shares of our common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Ken Ng (1) 339 East 34th Avenue Vancouver, British Columbia Canada V5W 1A2	1,000 (2)	(3)
	All Officers and Directors as a Group	1,000	(3)
Common Stock	0841013 B.C. Ltd. 6439 Granville Street Vancouver, British Columbia Canada V6M 3E5	500,000	7.7
Common Stock	Beckford Finance S.A. (4) 20 Rue Senebier Case Postale 166 121211 Geneva, Switzerland	932,765	14.3
Common Stock	Samuel Chan Flat B, 12F Hing Win FTY Building No. 110 Hong Ming Street Kun Tong Kowloon, Hong Kong	588,996	9.0
Common Stock	Amy Ng (5) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	991,597	15.2
Common Stock	Leo Pak Liang Chan 1205 – 6088 Willingdon Avenue Burnaby, British Columbia V5H 4V2	847,859	13.0
Common Stock	Xiao-Qin Zhang Room 302, Block 1, Building 8 16 Wu Yi Road, Xining, Qinghai China 810000	392,439	6.0

(1)	Ken Ng is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

(2)	Includes 1,000 shares of our common stock owned by May Ng, the spouse of Mr. Ng.

(3)	Less than 1%.

(4)	To our knowledge, Andre Kaplun has sole voting and dispositive control over the securities owned by Beckford Finance S.A.

(5)	Amy Ng is the sister of Ken Ng, our sole officer and director.

Equity Compensation Plans

None.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 of 1% of the average of our total assets at year end for the last two completed fiscal years.

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

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our current auditor, George Stewart, CPA, and our former auditor, Thomas J. Harris, CPA, for the audit of our annual financial statements and the review of our interim financial statements for the fiscal years ended December 31, 2012 and 2011, as well as any fees billed for other services rendered by such auditors during these periods.

George Stewart, CPA
	Year Ended December 31, 2012 ($)	Year Ended December 31, 2011 ($)
Audit fees	4,000	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	-	-

Thomas J. Harris, CPA
	Year Ended December 31, 2012 ($)	Year Ended December 31, 2011 ($)
Audit fees	-	4,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	12,500	5,250
Total	12,500	9,250

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors as the audit committee approved 100% of the audit-related services in fiscal 2012. None of the work performed by our current auditor, George Stewart, CPA, to audit our financial statements for the fiscal year ended December 31, 2012 was performed by persons other than Mr. Stewart or his full-time, permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our audited financial statements for the fiscal year ended December 31, 2012 are filed as part of this annual report. There are no financial statement schedules.

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

Date: April 1, 2013	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer,	April 1, 2013
Ken Ng	Secretary, Treasurer, Director