Form 10-K/A
period 2012-12-31
Asia Interactive Media Inc.
filed 2013-05-01
CIK 1172318

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

EXPLANATORY NOTE

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Asia Interactive Media Inc. for the year ended December 31, 2012 and filed with the Securities and Exchange Commission on April 2, 2013 (the “Form 10-K”), is being filed for the purpose of (i) including the Statements of Stockholders’ Deficit on page F-4 of the financial statements that was erroneously omitted from the Form 10-K, (ii) including an additional note to the financial statements on page F-8, and (iii) furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than as described above, this Amendment No. 1 continues to speak as of the filing date of the Form 10-K, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-K.

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

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2012.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

/s/ George Stewart

Seattle, Washington
March 27, 2013

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	December 31, 2012	December 31, 2011 (Restated)
	$	$

Assets

Current Assets

Cash	19,463	32,712

Total Current Assets	19,463	32,712

Loan Receivable (Note 3)	–	–

Total Assets	19,463	32,712

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	21,443	16,917

Total Current Liabilities	21,443	16,917

Loan Payable	–	–

Total Liabilities	21,443	16,917

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital (Note 4)	598,734	598,734

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(638,408)	(620,633)

Total Stockholders’ Equity (Deficit)	(1,980)	15,795

Total Liabilities and Stockholders’ Equity	19,463	32,712

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception)
	to		For the year ended
	December 31, 2012	For the year ended	December 31, 2011
	(Restated)	December 31, 2012	(Restated)
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative	521,201	39,560	32,027

Total Operating Expenses	521,201	39,560	32,027

Write-off of Loan Receivable	237,843	–	237,843

Other Income	120,636	21,785	32,914

Net Income (Loss)	(638,408)	(17,775)	(236,956)

Net Income (Loss) Per Share – Basic and Diluted		(0.00)	(0.04)

Weighted Average Shares Outstanding		6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from February 9, 2000 (Date of Inception) to December 31, 2012

(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration
	Shares	Amount	(Discount)	Stage	Total
	#	$	$	$	$

Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	500

Net loss	–	–	–	(580)	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	(80)

Net loss	–	–	–	(2,812)	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	(2,892)

Net loss	–	–	–	(1,858)	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	(4,750)

Net loss	–	–	–	(4,778)	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	(9,528)

Net loss	–	–	–	(5,100)	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	(14,628)

Net loss	–	–	–	(39,217)	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	(53,845)

Net loss	–	–	–	(96,589)	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	(150,434)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	648,300

Net loss	–	–	–	(122,879)	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	374,987

Net loss	–	–	–	(85,757)	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	289,230

Net loss	–		–	(24,107)	(24,107)

Balance – December 31, 2010	6,634,492	67	648,733	(383,677)	265,123

April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Net loss	–		–	(236,956)	(236,956)

Balance – December 31, 2011	6,534,492	66	598,734	(620,633)	28,167

Net loss	–		–	(17,775)	(17,775)

Balance – December 31, 2012	6,534,492	66	598,734	(638,408)	10,392

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Accumulated from
	February 9, 2000
	(Date of Inception) to		For the year ended
	December 31, 2012	For the year ended	December 31, 2011
	(Restated)	December 31, 2012	(Restated)
	$	$	$

Operating Activities

Net loss	(638,408)	(17,775)	(236,956)

Add (deduct) items not involving cash

Write-off of loan receivable	237,843	–	237,843
Accrued interest income on loan receivable	–	–	(22,914)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities

Loan receivable	(237,843)	–	–
Accounts payable and accrued liabilities	21,443	4,526	7,423
Due to related party	–	–	–
Advances from officers	14,628	–	–

Net Cash Used in Operating Activities	(579,337)	(13,249)	(14,604)

Financing Activities

Loan payable	–	–	–
Common stock	66	–	(1)
Additional paid-in capital	598,734	–	(49,999)
Stock subscriptions	–	–	–

Net Cash Provided by Financing Activities	598,800	–	(50,000)

Net Increase in Cash	19,463	(13,249)	(64,604)
Cash – Beginning of Period	–	32,712	97,316

Cash – End of Period	19,463	19,463	32,712

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

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

	George Stewart, CPA
	Year Ended December 31, 2012 ($)	Year Ended December 31, 2011 ($)
Audit fees	4,000	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	4,000	-

	Thomas J. Harris, CPA
	Year Ended December 31, 2012 ($)	Year Ended December 31, 2011 ($)
Audit fees	-	4,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	12,500	5,250
Total	12,500	9,250

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

Date: April 30, 2013	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	April 30, 2013
Ken Ng

