Form 10-Q
period 2013-03-31
Asia Interactive Media Inc.
filed 2013-05-15
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, the registrant’s outstanding common stock consisted of 6,534,492 shares.

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

This quarterly report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, service or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

March 31, 2013

Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
	$	$
Assets

Current Assets

Cash	20,187	19,463

Total Current Assets	20,187	19,463

Loan Receivable (Note 3)	–	–

Total Assets	20,187	19,463

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	14,303	21,443

Total Current Liabilities	14,303	21,443

Total Liabilities	14,303	21,443

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66

Additional Paid-in Capital	598,734	598,734

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(630,544)	(638,408)

Total Stockholders’ Equity	5,884	(1,980)

Total Liabilities and Stockholders’ Equity	20,187	19,463

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	(Restated) Accumulated from February 9, 2000 (Date of Inception) to March 31, 2013 $	Three months ended March 31, 2013 $	Three months ended March 31, 2012 $
Revenue	–	–	–

Operating Expenses

General and administrative	523,337	2,136	3,953

Total Operating Expenses	523,337	2,136	3,953

Write-off of Loan Receivable	237,843	–	–

Other Income	130,636	10,000	5,638

Net Income (Loss)	(630,544)	7,864	1,685

Net Income (Loss) Per Share - Basic and Diluted		0.00	0.00

Weighted Average Shares Outstanding		6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	(Restated) Accumulated from February 9, 2000 (Date of Inception) to March 31, 2013 $	Three months ended March 31, 2013 $	Three months ended March 31, 2012 $

Operating Activities

Net income (loss)	(630,544)	7,864	1,685

Add (deduct) items not involving cash

Write-off of loan receivable	237,843	–	–
Accrued interest income on loan receivable	–	–	–

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	(237,843)	–	(5,638)
Accounts payable and accrued liabilities	14,303	(7,140)	(5,908)
Advances from officers	14,628	–	–

Net Cash Used in Operating Activities	(578,613)	724	(9,861)

Financing Activities

Common stock	66	–	–
Additional paid-in capital	598,734	–	–

Net Cash Provided by Financing Activities	598,800	–	–

Net Increase (Decrease) in Cash	20,187	724	(9,861)
Cash – Beginning of Period	–	19,463	32,712

Cash – End of Period	20,187	20,187	22,851

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
March 31, 2013

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2013, the Company had a working capital surplus of $5,884 and has accumulated losses of $630,544 since its inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  It is management’s plan to seek additional capital through equity and/or debt financings.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Accounting Standards Codification 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at March 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
March 31, 2013

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
March 31, 2013

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

The following table represents the effects of the restated statements as of December 31, 2011:

	Restated	Original
	December 31, 2011	December 31, 2011

Loan Receivable	-	237,843

Retained Deficit	(620,633)	(382,790)

(Loss) / Income	(236,956)	887

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

As of March 31, 2013, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended March 31, 2013 and 2012 and from February 9, 2000 (Date of Inception) to March 31, 2013

Revenue and Other Income

From our inception on February 9, 2000 to March 31, 2013, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended March 31, 2013 we generated $10,000 in other income, an increase of $4,362 from the $5,638 in other income we generated during the same period in 2012. From our inception on February 9, 2000 to March 31, 2013, we generated total other income of $130,636, all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to March 31, 2013, we incurred $523,337 in operating expenses. During the three months ended March 31, 2013, our total operating expenses decreased by $1,817 from the same period in 2012, from $3,953 to $2,136. This decrease was largely due to a decrease in our professional fees for the period, as offset to some extent by increases in our office and sundry expenses and foreign exchange loss.

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

Our general and administrative expenses for the three months ended March 31, 2013 consisted of $1,500 in consulting and management fees, $1,175 in office and sundry expenses, $262 in foreign exchange loss and $19 in bank charges and interest, as offset by the reversal of $820 in expensed professional fees. During the three months ended March 31, 2012, our general and administrative expenses included $2,811 in professional fees, $1,500 in consulting and management fees and $23 in bank charges and interest, as offset by $381 in foreign exchange gain.

Net Loss

From our inception on February 9, 2000 to March 31, 2013, we incurred a net loss of $630,544. During the three months ended March 31, 2013 we generated net income of $7,864, compared to generating net income of $1,685 during the same period in 2012. The increase in our net income for the period was entirely due to the combined effect of the increase in our other income and decrease in our operating expenses as described above. We did not experience any net loss per share during the three months ended March 31, 2013 or 2012.

Liquidity and Capital Resources

As of March 31, 2013 we had $20,187 in cash and total assets, $14,303 in total liabilities and a working capital surplus of $5,884. From our inception on February 9, 2000 to March 31, 2013, we raised an aggregate of $648,800 from private placements of our common stock, which, net of repurchases of our common stock, has funded our accumulated deficit of $630,544.

During the three months ended March 31, 2013 we spent $724 in cash on operating activities, including $7,140 on our accounts payable and accrued liabilities. During the same period in 2012 we spent $9,861 in cash on operating activities, including $5,638 on a loan receivable and $5,908 on our accounts payable and accrued liabilities. The bulk of our spending on operating activities during these periods was attributable to the aforementioned changes in our operating assets and liabilities.

We did not engage in any financing activities during the three months ended March 31, 2013 or 2012. Our cash decreased by $724 during the three months ended March 31, 2013, equivalent to our spending on operating activities during the period.

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

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months (beginning May 2013) will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of March 31, 2013 we had $20,187 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of May 15, 2013 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2012, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes in Internal Controls

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2013	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director