Form 10-Q
period 2013-06-30
Asia Interactive Media Inc.
filed 2013-08-14
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

3

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

(Expressed in U.S. Dollars)

June 30, 2013

4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	June 30, 2013 (Unaudited) $	December 31, 2012 (Audited) $

Assets
Current Assets
Cash	26,980	19,463
Total Current Assets	26,980	19,463
Loan Receivable (Note 3)	–	–
Total Assets	26,980	19,463

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	15,846	21,443
Total Current Liabilities	15,846	21,443
Total Liabilities	15,846	21,443

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(625,294)	(638,408)
Total Stockholders’ Equity	11,134	(1,980)
Total Liabilities and Stockholders’ Equity	26,980	19,463

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	Three months	Three months	Six months	Six months
	(Date of Inception)	ended	ended	ended	ended
	to June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$	$	$	$	$
	(Restated)
Revenue	–	–	–	–	–
Operating Expenses
General and administrative	537,934	14,597	5,690	16,733	9,643
Total Operating Expenses	537,934	14,597	5,690	16,733	9,643
Write-off of Loan Receivable	237,843	–	–	–	–
Other Income	150,483	19,847	10,000	29,847	10,000
Net Income (Loss)	(625,294)	5,250	4,310	13,114	357

Net Income (Loss) Per Share - Basic and Diluted		0.00	0.00	0.00	0.00
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	Six months ended	Six months ended
	June 30, 2013	June 30, 2013	June 30, 2012
	$	$	$
	(Restated)
Operating Activities

Net income (loss)	(625,294)	13,114	357

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Loan receivable	–	–	–
Accounts payable and accrued liabilities	15,846	(5,597)	(5,381)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(571,820)	7,517	(5,024)

Financing Activities

Common stock	66	–	–
Additional paid-in capital	598,734	–	–
Net Cash Provided by (Used in) Financing Activities	598,800	–	–
Net Increase (Decrease) in Cash	26,980	7,517	(5,024)
Cash – Beginning of Period	–	19,463	32,712
Cash – End of Period	26,980	26,980	27,688

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2013

(Unaudited)

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2013, the Company had a working capital surplus of $11,134 and has accumulated losses of $625,294 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

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

Accounting Standards Codification 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2013

(Unaudited)

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

June 30, 2013

(Unaudited)

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

As of June 30, 2013, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended June 30, 2013 and 2012 and from February 9, 2000 (Date of Inception) to June 30, 2013

Revenue and Other Income

From our inception on February 9, 2000 to June 30, 2013, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended June 30, 2013 we generated $19,847 in other income, an increase of $9,847 from the $10,000 in other income we generated during the same period in 2012. From our inception on February 9, 2000 to June 30, 2013, we generated total other income of $150,483, all of which was in the form of consulting income.

Expenses

From our inception on February 9, 2000 to June 30, 2013, we incurred $537,934 in operating expenses. During the three months ended June 30, 2013, our total operating expenses increased by $8,907 from the same period in 2012, from $5,690 to $14,597. This increase was largely due to increases in our professional fees and consulting and management fees for the period.

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

Our general and administrative expenses for the three months ended June 30, 2013 consisted of $7,492 in professional fees, $6,424 in consulting and management fees, $584 in foreign exchange loss and $97 in bank charges and interest. During the three months ended June 30, 2012, our general and administrative expenses included $3,705 in professional fees, $1,500 in consulting and management fees, $465 in foreign exchange loss and $20 in bank charges and interest.

Net Income (Loss)

From our inception on February 9, 2000 to June 30, 2013, we incurred a net loss of $625,294. During the three months ended June 30, 2013 we generated net income of $5,250, compared to generating net income of $4,310 during the same period in 2012. The increase in our net income for the period was primarily the result of the increase in our other income as described above. We did not generate any net income per share or experience any net loss per share during the three months ended June 30, 2013 or 2012.

Results of Operations for the Six Months ended June 30, 2012 and 2011

Other Income

During the six months ended June 30, 2013 we generated $29,847 in other income, an increase of $19,847 from the $10,000 in other income we generated during the same period in 2012. All of this income was in the form of consulting income.

Expenses

During the six months ended June 30, 2013, our total operating expenses increased by $7,090 from the same period in 2012, from $9,643 to $16,733. This increase was primarily due to an increase in our consulting and management fees for the period.

Our general and administrative expenses for the six months ended June 30, 2013 consisted of $6,672 in professional fees, $7,924 in consulting and management fees, $1,175 in office and sundry expenses, $846 in foreign exchange loss and $116 in bank charges and interest. During the six months ended June 30, 2012, our general and administrative expenses included $6,516 in professional fees, $3,000 in consulting and management fees, $84 in foreign exchange loss and $43 in bank charges and interest.

Net Income (Loss)

During the six months ended June 30, 2013 we generated net income of $13,114, compared to generating net income of $357 during the same period in 2012. The increase in our net income for the period was primarily the result of the increase in our other income as described above, as offset by the increase in our operating expenses. We did not experience any net loss per share during either the six months ended June 30, 2013 or 2012.

Liquidity and Capital Resources

As of June 30, 2013 we had $26,980 in cash and total assets, $15,846 in current and total liabilities and a working capital surplus of $11,134. From our inception on February 9, 2000 to June 30, 2013, we raised an aggregate of $648,800 from private placements of our common stock, which, net of repurchases of our common stock, has funded our accumulated deficit of $625,294.

During the six months ended June 30, 2013 we received $7,517 in cash from operating activities, compared to cash spending of $5,024 on operating activities during the same period in 2012. The bulk of our receipts and spending on operating activities during these periods was attributable to our net income as described above as well as certain changes in our operating assets and liabilities.

We did not engage in any financing activities during the six months ended June 30, 2013 or 2012. Our cash increased by $7,517 during the six months ended June 30, 2013, equivalent to our receipts from operating activities during the period.

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

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our operating expenses over the next 12 months will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of June 30, 2013 we had $26,980 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended June 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of August 14, 2013 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this quarterly report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

