Form 10-Q
period 2013-09-30
Asia Interactive Media Inc.
filed 2013-11-14
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 14, 2013, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

September 30, 2013

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	September 30, 2013	December 31, 2012
	(Unaudited) $	(Audited) $

Assets

Current Assets

Cash	2,674	19,463
Accounts receivable	15,000	–
Total Current Assets	17,674	19,463

Loan Receivable (Note 3)	–	–
Total Assets	17,674	19,463

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	11,380	21,443
Total Current Liabilities	11,380	21,443
Total Liabilities	11,380	21,443

Contingency (Note 1)

Stockholders’ Equity

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66

Additional Paid-in Capital	598,734	598,734

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(630,134)	(638,408)
Total Stockholders’ Equity	6,294	(1,980)
Total Liabilities and Stockholders’ Equity	17,674	19,463

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	Three months	Three months	Nine months	Nine months
	(Date of Inception) to	ended	ended	ended	ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$	$	$	$	$
	(Restated)

Revenue	–	–	–	–	–
Operating Expenses
General and administrative	557,774	19,840	8,383	36,573	18,026
Total Operating Expenses	557,774	19,840	8,383	36,573	18,026
Write-off of Loan Receivable	237,843	–	–	–	–
Other Income	165,483	15,000	1,776	44,847	11,776
Net Income (Loss)	(630,134)	(4,840)	(6,607)	8,274	(6,250)

Net Income (Loss) Per Share - Basic and Diluted		(0.00)	(0.00)	0.00	(0.00)
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	Nine months	Nine months
	(Date of Inception) to	ended	ended
	September 30, 2013	September 30, 2013	September 30, 2012
	$	$	$
	(Restated)

Operating Activities

Net income (loss)	(630,134)	8,274	(6,250)

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	23,000	–	–

Change in operating assets and liabilities
Accounts receivable	(15,000)	(15,000)	–
Loan receivable	–	–	–
Accounts payable and accrued liabilities	11,380	(10,063)	(4,364)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(596,126)	(16,789)	(10,614)

Financing Activities

Common stock	66	–	–
Additional paid-in capital	598,734	–	–

Net Cash Provided by (Used in) Financing Activities	598,800	–	–

Net Increase (Decrease) in Cash	2,674	(16,789)	(10,614)
Cash – Beginning of Period	–	19,463	32,712

Cash – End of Period	2,674	2,674	22,098

Supplemental Disclosures:

Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2013

(Unaudited)

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (previously Black Gardenia Corp.), herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no business operations and is considered a development stage company, as defined by Accounting Standards Codification (“ASC”) 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. The Company was formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2013, the Company had a working capital surplus of $6,294 and has accumulated losses of $630,134 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending December 31, 2012 and the three and nine month period ending September 30, 2013.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2013

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
e)	Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and September 30, 2013.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740.10.05, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830.10.05, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of the financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2013

(Unaudited)

3.	Miscellaneous Income

Miscellaneous income consists of income generated from consulting activities. For the three and nine months ended September 30, 2013 and 2012, $15,000, $1,776, $44,847, and $11,776 was earned, respectively.

4.	Restatement – Loan Receivable

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

On September 27, 2012, the Company’s management determined that the loan receivable was not collectible and wrote off the total amount of the loan receivable. The effect of the accounting correction is summarized accordingly.

The following table represents the effects of the restated statements as of December 31, 2011:

	Restated	Original
	December 31, 2011	December 31, 2011

Loan Receivable	-	237,843

Retained Deficit	(620,633)	(382,790)

(Loss) / Income	(236,956)	887

5.	Common Stock and Additional Paid-In Capital

On April 28, 2011, the Company entered into Share Repurchase Agreements with certain stockholders to repurchase a total of 100,000 common shares at a price of $0.50 per share. The repurchased 100,000 common shares were retired from the issued and outstanding common stock of the Company.

6.	Subsequent Events

Management has reviewed events between September 30, 2013 and November 7, 2013 and no significant events were identified.

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

As of September 30, 2013, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended September 30, 2013 and 2012 and from February 9, 2000 (Date of Inception) to September 30, 2013

Revenue and Other Income

From our inception on February 9, 2000 to September 30, 2013, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended September 30, 2013 we generated $15,000 in other income, an increase of $13,224 from the $1,776 in other income we generated during the same period in 2012. From our inception on February 9, 2000 to September 30, 2013, we generated total other income of $165,483, substantially all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to September 30, 2013, we incurred $557,774 in operating expenses. During the three months ended September 30, 2013, our total operating expenses increased by $11,457 from the same period in 2012, from $8,383 to $19,840. This decrease was largely due to an increase in our consulting and management fees for the period.

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

Our general and administrative expenses for the three months ended September 30, 2013 consisted of $2,059 in professional fees, $18,073 in consulting and management fees and $131 in bank charges and interest, as offset by a foreign exchange gain of $423. During the three months ended September 30, 2012, our general and administrative expenses included $2,517 in professional fees, $6,488 in consulting and management fees and $20 in bank charges and interest, as offset by a foreign exchange gain of $642.

Net Income (Loss)

From our inception on February 9, 2000 to September 30, 2013, we incurred a net loss of $630,134. During the three months ended September 30, 2013 we incurred a net loss of $4,840, compared to incurring a net loss of $6,607 during the same period in 2012. The decrease in our net loss for the period was primarily the result of the increase in our other income as described above, as offset by the increase in our operating expenses. We did not experience any net loss per share during the three months ended September 30, 2013 or 2012.

Results of Operations for the Nine Months ended September 30, 2013 and 2012

Other Income

During the nine months ended September 30, 2013 we generated $44,847 in other income, an increase of $33,071 from the $11,776 in other income we generated during the same period in 2012. All of this income was in the form of consulting income.

Expenses

During the nine months ended September 30, 2013, our total operating expenses increased by $18,547 from the same period in 2012, from $18,026 to $36,573. This increase was primarily due to an increase in our consulting and management fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2013 consisted of $8,731 in professional fees, $25,997 in consulting and management fees, $1,175 in office and sundry expenses, $423 in foreign exchange loss and $247 in bank charges and interest. During the nine months ended September 30, 2012, our general and administrative expenses included $9,033 in professional fees, $9,488 in consulting and management fees and $63 in bank charges and interest, as offset by a foreign exchange gain of $558.

Net Income (Loss)

During the nine months ended September 30, 2013 we generated net income of $8,274, compared to incurring a net loss of $6,250 during the same period in 2012. The increase in our net income for the period was primarily the result of the increase in our other income as described above, as offset by the increase in our operating expenses. We did not generate any net income per share or experience any net loss per share during the nine months ended September 30, 2013 or 2012.

Liquidity and Capital Resources

As of September 30, 2013 we had $2,674 in cash, $17,674 in total assets, $11,380 in total liabilities and a working capital surplus of $6,294. From our inception on February 9, 2000 to September 30, 2013, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $630,134.

During the nine months ended September 30, 2013 we spent $16,789 in cash on operating activities, compared to cash spending of $10,614 on operating activities during the same period in 2012. The bulk of our spending on operating activities during these periods was attributable to our net income/loss as described above as well as certain changes in our operating assets and liabilities, and notably a $15,000 increase in our accounts receivable during the current period.

We did not engage in any financing activities during the nine months ended September 30, 2013 or 2012. Our cash decreased by $16,789 during the nine months ended September 30, 2013, equivalent to our spending on operating activities during the period.

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

We are not currently in good short-term financial standing and we do not anticipate that we will earn any revenue in the near future or generate positive internal operating cash flow until we can complete a business combination. It may take several years for us to acquire an operating business, develop a business plan and generate revenue. There is no assurance we will achieve profitable operations following the completion of any business combination.

As of September 30, 2013 we had $2,674 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended September 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of November 14, 2013 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

