Form 10-Q
period 2014-03-31
Asia Interactive Media Inc.
filed 2014-05-15
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

March 31, 2014

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
	$	$

Assets
Current Assets
Cash	21,934	23,946
Accounts receivable	15,000	-
Total Current Assets	36,934	23,946
Loan Receivable (Note 3)	-	-
Total Assets	36,934	23,946

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	17,778	17,448
Total Current Liabilities	17,778	17,448
Total Liabilities	17,778	17,448

Contingency (Note 1)
Stockholders’ Equity
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(617,272)	(629,930)
Total Stockholders’ Equity	19,156	6,498
Total Liabilities and Stockholders’ Equity	36,934	23,946

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	(Restated)
	Accumulated from
	February 9, 2000
	(Date of Inception) to	Three months ended	Three months ended
	March 31, 2014	March 31, 2014	March 31, 2013
	$	$	$

Revenue	–	–	–
Operating Expenses
General and administrative	574,342	2,342	2,136
Total Operating Expenses	574,342	2,342	2,136
Write-off of Loan Receivable	237,843	–	–
Other Income	194,913	15,000	10,000
Net Income (Loss)	(617,272)	12,658	7,864
Net Income (Loss) Per Share - Basic and Diluted		0.00	0.00
Weighted Average Shares Outstanding		6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	(Restated)
	Accumulated from
	February 9, 2000
	(Date of Inception) to	Three months ended	Three months ended
	March 31, 2014	March 31, 2014	March 31, 2013
	$	$	$

Operating Activities
Net income (loss)	(617,272)	12,658	7,864
Add (deduct) items not involving cash Write-off of loan receivable	237,843	–	–
Accrued interest income on loan receivable	–	–	–
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Accounts receivable	(15,000)	(15,000)	–
Loan receivable	(237,843)	–	–
Accounts payable and accrued liabilities	17,778	330	(7,140)
Advances from Officers	14,628	–	–
Net Cash Used in Operating Activities	(576,866)	(2,012)	724
Financing Activities
Common stock	66	–	–
Additional paid-in capital	598,734	–	–
Net Cash Provided by Financing Activities	598,800	–	–
Net Increase (Decrease) in Cash	21,934	(2,012)	724
Cash – Beginning of Period	–	23,946	19,463
Cash – End of Period	21,934	21,934	20,187
Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2014

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2014, the Company had a working capital surplus of $19,156 and has accumulated losses of $617,272 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2014 and 2013, and for year ending December 31, 2013 and for the period February 9, 2000 (inception) through March 31, 2014.

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

March 31, 2014

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d) Comprehensive Loss

Accounting Standards Codification 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2014

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k) Accounts receivable

Trade receivables are carried at the original invoice amount and no allowance for uncollectible accounts has been deemed necessary. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts.

l) Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

●	The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

●	The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

●	The amount of revenue can be measured reliably;

●	It is probable that the economic benefits associated with the transaction will flow to the entity; and

●	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

3.	Miscellaneous Income

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

Management has reviewed events between March 31, 2014 and the date the financial statements were issued, May 6, 2014 and no significant events were identified for disclosure.

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

As of March 31, 2014, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended March 31, 2014 and 2013 and from February 9, 2000 (Date of Inception) to March 31, 2014

Revenue and Other Income

From our inception on February 9, 2000 to March 31, 2014, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended March 31, 2014 we generated $15,000 in other income, an increase of $5,000 from the $10,000 in other income we generated during the same period in 2013. From our inception on February 9, 2000 to March 31, 2014, we generated total other income of $194,913, substantially all of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to March 31, 2014, we incurred $574,342 in operating expenses. During the three months ended March 31, 2014, our total operating expenses increased by $206 from the same period in 2013, from $2,136 to $2,342, and were therefore reasonably consistent between the two periods.

4

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

Our general and administrative expenses for the three months ended March 31, 2014 consisted of $1,500 in consulting and management fees, $330 in professional fees, $482 in foreign exchange loss and $30 in bank charges and interest. During the three months ended March 31, 2013, our general and administrative expenses included $1,500 in consulting and management fees, $1,175 in office and sundry expenses, $262 in foreign exchange loss and $19 in bank charges and interest, as offset by the reversal of $820 in expensed professional fees.

Net Income (Loss)

From our inception on February 9, 2000 to March 31, 2014, we incurred a net loss of $617,272. During the three months ended March 31, 2014 we generated net income of $12,658, compared to generating net income of $7,864 during the same period in 2013. The increase in our net income for the period was primarily the result of the increase in our other income as described above. We did not experience any net loss per share during the three months ended March 31, 2014 or 2013.

Liquidity and Capital Resources

As of March 31, 2014 we had $21,934 in cash, $36,934 in total assets, $17,778 in total liabilities and a working capital surplus of $19,156. From our inception on February 9, 2000 to March 31, 2014, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $617,272.

During the three months ended March 31, 2014 we spent $2,012 in cash on operating activities, compared to receiving $724 in cash from operating activities during the same period in 2013. The bulk of our spending on operating activities during the current period was attributable to our net income as described above as adjusted for certain changes in our operating assets and liabilities, notably a $15,000 increase in our accounts receivable.

We did not engage in any financing activities during the three months ended March 31, 2014 or 2013. Our cash decreased by $2,012 during the three months ended March 31, 2014, equivalent to our spending on operating activities during the period.

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

5

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

As of March 31, 2014 we had $21,934 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of May 15, 2014 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2013, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes in Internal Controls

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8