Form 10-Q
period 2014-06-30
Asia Interactive Media Inc.
filed 2014-08-14
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2014, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Table of Contents

June 30, 2014

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	F–1

Statements of Operations for the Three and Six Months Ended June 30, 2014 and from February 9, 2000 (Date of Inception) to June 30, 2014	F–2

Statements of Cash Flows for the Six Months Ended June 30, 2014 and from February 9, 2000 (Date of Inception) to June 30, 2014	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	June 30, 2014	December 31, 2013
	(Unaudited) $	(Audited) $
Assets
Current Assets
Cash	19,273	23,946
Accounts receivable	–	–
Total Current Assets	19,273	23,946
Loan Receivable (Note 3)	–	–
Total Assets	19,273	23,946

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	10,947	17,448
Total Current Liabilities	10,947	17,448
Total Liabilities	10,947	17,448

Contingency (Note 1)

Stockholders’ Equity

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(628,102)	(629,930)
Total Stockholders’ Equity	8,326	6,498
Total Liabilities and Stockholders’ Equity	19,273	23,946

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	Three months	Three months	Six months	Six months
	(Date of Inception)	ended	ended	ended	ended
	to June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$ (Restated)	$	$	$	$

Revenue	–	–	–	–	–
Operating Expenses
General and administrative	585,172	10,830	14,597	13,172	16,733
Total Operating Expenses	585,172	10,830	14,597	13,172	16,733
Write-off of Loan Receivable	237,843	–	–	–	–

Other Income	194,913	–	19,847	15,000	29,847
Net Income (Loss)	(628,102)	(10,830)	5,250	1,828	13,114

Net Income (Loss) Per Share - Basic and Diluted		(0.00)	0.00	0.00	0.00
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000
	(Date of Inception)	Six months ended	Six months ended
	to June 30, 2014	June 30, 2014	June 30, 2013
	$ (Restated)	$	$

Operating Activities
Net income (loss)	(628,102)	1,828	13,114
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Loan receivable	–	–	–
Accounts payable and accrued liabilities	10,947	(6,501)	(5,597)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(579,527)	(4,673)	7,517
Financing Activities
Common stock	66	–	–
Additional paid-in capital	598,734	–	–
Net Cash Provided by (Used in) Financing Activities	598,800	–	–
Net Increase (Decrease) in Cash	19,273	(4,673)	7,517
Cash – Beginning of Period	–	23,946	19,463
Cash – End of Period	19,273	19,273	26,980

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2014

(Unaudited)

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (previously Black Gardenia Corp.), herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no primary business operations and is considered a development stage company, as defined by Accounting Standards Codification 915.10.05 “Accounting and Reporting by Development Stage Enterprises”. The Company was formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses. The Company provides miscellaneous consulting services, and it is management's opinion that the consulting activities may result in opportunities for the Company through a possible merger, acquisition or business combination. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2014, the Company had a working capital surplus of $8,326 and has accumulated losses of $628,102 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

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

Accounting Standards Codification 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2014

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

June 30, 2014

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

On April 28, 2011, the Company entered into Share Repurchase Agreements with certain stockholders to repurchase a total of 100,000 common shares at a price of $0.50 per share. The repurchased 100,000 common shares were retired from the issued and outstanding common stock of the Company.

5.	Subsequent Events

Management has reviewed events between June 30, 2014 and August 5, 2014 and no significant events were identified.

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

As of June 30, 2014, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended June 30, 2014 and 2013 and from February 9, 2000 (Date of Inception) to June 30, 2014

Revenue and Other Income

From our inception on February 9, 2000 to June 30, 2014, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended June 30, 2014 we did not generate any other income, whereas we generated $19,847 in other income during the same period in 2013. From our inception on February 9, 2000 to June 30, 2014, we generated total other income of $194,913, most of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to June 30, 2014, we incurred $585,172 in operating expenses. During the three months ended June 30, 2014, our total operating expenses decreased by $3,767 from the same period in 2013, from $14,597 to $10,830, and were therefore reasonably consistent between the two periods. This decrease was largely due to a decrease in our professional fees for the period that was offset to a large extent by an increase in our office and sundry expenses.

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

Our general and administrative expenses for the three months ended June 30, 2014 consisted of $6,061 in consulting and management fees, $2,362 in professional fees, $2,588 in office and sundry expenses and $218 in bank charges and interest, as offset by a foreign exchange gain of $399. During the three months ended June 30, 2013, our general and administrative expenses included $6,424 in consulting and management fees, $7,492 in professional fees, $584 in foreign exchange loss and $97 in bank charges and interest.

Net Income (Loss)

From our inception on February 9, 2000 to June 30, 2014, we incurred a net loss of $628,102. During the three months ended June 30, 2014 we incurred a net loss of $10,830, compared to generating net income of $5,250 during the same period in 2013. The increase in our net loss for the period was primarily the result of the decrease in our other income as described above. We did not experience any net loss per share during the three months ended June 30, 2014 or 2013.

Results of Operations for the Six Months ended June 30, 2014 and 2013

Other Income

During the six months ended June 30, 2014 we generated $15,000 in other income, a decrease of $14,847 from the $29,847 in other income we generated during the same period in 2013. All of this income was in the form of consulting income.

Expenses

During the six months ended June 30, 2014, our total operating expenses decreased by $3,561 from the same period in 2013, from $16,733 to $13,172. This decrease was primarily due to a decrease in our professional fees for the period.

Our general and administrative expenses for the six months ended June 30, 2014 consisted of $7,561 in consulting and management fees, $2,692 in professional fees, $2,588 in office and sundry expenses, $248 in bank charges and interest and $83 in foreign exchange loss. During the six months ended June 30, 2013, our general and administrative expenses included $7,924 in consulting and management fees, $6,672 in professional fees, $1,175 in office and sundry expenses, $116 in bank charges and interest and $846 in foreign exchange loss.

Net Income (Loss)

During the six months ended June 30, 2014 we generated net income of $1,828, compared to generating net income of $13,114 during the same period in 2012. The decrease in our net income for the period was primarily the result of the decrease in our other income as described above. We did not experience any net loss per share during either the six months ended June 30, 2014 or 2013.

Liquidity and Capital Resources

As of June 30, 2014 we had $19,273 in cash and total assets, $10,947 in total liabilities and a working capital surplus of $8,326. From our inception on February 9, 2000 to June 30, 2014, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $628,102.

During the six months ended June 30, 2014 we spent $4,673 in cash on operating activities, compared to receiving $7,517 in cash from operating activities during the same period in 2013. The bulk of our spending on operating activities during the current period was attributable to our net income as described above as adjusted for a $6,501 increase in our accounts payable and accrued liabilities.

We did not engage in any financing activities during the six months ended June 30, 2014 or 2013. Our cash decreased by $4,673 during the six months ended June 30, 2014, equivalent to our spending on operating activities during the period.

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

As of June 30, 2014 we had $19,273 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended June 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of August 14, 2014 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2014	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

