Form 10-Q
period 2014-09-30
Asia Interactive Media Inc.
filed 2014-11-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of November 14, 2014, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Table of Contents

September 30, 2014

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	F–1

Statements of Operations for the Three and Nine Months Ended September 30, 2014 and from February 9, 2000 (Date of Inception) to September 30, 2014	F–2

Statements of Cash Flows for the Nine Months Ended September 30, 2014 and from February 9, 2000 (Date of Inception) to September 30, 2014	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	$	$

Assets
Current Assets
Cash	13,058	23,946
Accounts receivable	–	–
Total Current Assets	13,058	23,946
Loan Receivable (Note 3)	–	–
Total Assets	13,058	23,946

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	12,007	17,448
Total Current Liabilities	12,007	17,448
Total Liabilities	12,007	17,448

Contingency (Note 1)

Stockholders’ Equity

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(635,376)	(629,930)
Total Stockholders’ Equity	1,052	6,498
Total Liabilities and Stockholders’ Equity	13,058	23,946

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000	Three months	Three months	Nine months	Nine months
	(Date of Inception)	ended	ended	ended	ended
	to September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$	$	$	$	$
	(Restated)

Revenue	–	–	–	–	–
Operating Expenses
General and administrative	592,446	7,274	19,840	20,446	36,573
Total Operating Expenses	592,446	7,274	19,840	20,446	36,573
Write-off of Loan Receivable	237,843	–	–	–	–

Other Income	194,913	–	15,000	15,000	44,847
Net Income (Loss)	(635,376)	(7,274)	(4,840)	(5,446)	8,274

Net Income (Loss) Per Share - Basic and Diluted		(0.00)	(0.00)	(0.00)	0.00
Weighted Average Shares Outstanding		6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Accumulated from
	February 9, 2000
	(Date of Inception) to	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2014	September 30, 2013
	$	$	$
	(Restated)

Operating Activities
Net income (loss)	(635,376)	(5,446)	8,274
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	23,000	–	–
Change in operating assets and liabilities
Accounts receivable	–	–	(15,000)
Loan receivable	–	–	–
Accounts payable and accrued liabilities	12,006	(5,442)	(10,063)
Advances from officers	14,628	–	–
Net Cash Used in Operating Activities	(585,742)	(10,888)	(16,789)
Financing Activities
Common stock	66	–	–
Additional paid-in capital	598,734	–	–
Net Cash Provided by (Used in) Financing Activities	598,800	–	–
Net Increase (Decrease) in Cash	13,058	(10,888)	(16,789)
Cash – Beginning of Period	–	23,946	19,463
Cash – End of Period	13,058	13,058	2,674

Supplemental Disclosures:
Interest paid	19,233	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2014

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2014, the Company had a working capital surplus of $1,051 and has accumulated losses of $635,376 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended September 30, 2014 and 2013, and for the period from February 9, 2000 (inception) through September 30, 2014.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2014

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830.10.05 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2014

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding.

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283

April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – December 31, 2013 and September 30, 2014	6,534,492	66	598,734

5.	Subsequent Events

Management has reviewed events between September 30, 2014 and November 12, 2014 and no significant events were identified.

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

As of September 30, 2014, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended September 30, 2014 and 2013 and from February 9, 2000 (Date of Inception) to September 30, 2014

Revenue and Other Income

From our inception on February 9, 2000 to September 30, 2014, we did not generate any revenue. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

During the three months ended September 30, 2014 we did not generate any other income, whereas we generated $15,000 in other income during the same period in 2013. From our inception on February 9, 2000 to September 30, 2014, we generated total other income of $194,913, most of which was in the form of interest income.

Expenses

From our inception on February 9, 2000 to September 30, 2014, we incurred $592,446 in operating expenses. During the three months ended September 30, 2014, our total operating expenses decreased by $12,566 from the same period in 2013, from $19,840 to $7,274. This decrease was largely due to a decrease in our consulting and management fees for the period.

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

Our general and administrative expenses for the three months ended September 30, 2014 consisted of $3,999 in professional fees, $1,511 in consulting and management fees, $1,214 in office and sundry expenses, $439 in foreign exchange gain and $111 in bank charges and interest. During the three months ended September 30, 2013, our general and administrative expenses included $2,059 in professional fees, $18,073 in consulting and management fees and $131 in bank charges and interest, as offset by a foreign exchange gain of $423.

Net Income (Loss)

From our inception on February 9, 2000 to September 30, 2014, we incurred a net loss of $635,376. During the three months ended September 30, 2014 we incurred a net loss of $7,274, compared to incurring a net loss of $4,840 during the same period in 2013. The increase in our net loss for the period was primarily the result of the decrease in our other income as described above, as offset by the decrease in our operating expenses. We did not experience any net loss per share during the three months ended September 30, 2014 or 2013.

Results of Operations for the Nine Months ended September 30, 2014 and 2013

Other Income

During the nine months ended September 30, 2014 we generated $15,000 in other income, a decrease of $29,847 from the $44,847 in other income we generated during the same period in 2013. All of this income was in the form of consulting income.

Expenses

During the nine months ended September 30, 2014, our total operating expenses decreased by $16,127 from the same period in 2013, from $36,573 to $20,446. This decrease was primarily due to a decrease in our consulting and management fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2014 consisted of $9,072 in consulting and management fees, $6,691 in professional fees, $3,802 in office and sundry expenses, $522 in foreign exchange loss and $359 in bank charges and interest. During the nine months ended September 30, 2013, our general and administrative expenses included $25,997 in consulting and management fees, $8,731 in professional fees, $1,175 in office and sundry expenses, $423 in foreign exchange loss and $247 in bank charges and interest.

Net Income (Loss)

During the nine months ended September 30, 2014 we incurred a net loss of $5,446, compared to generating net income of $8,274 during the same period in 2013. The increase in our net loss or decrease in our net income for the period was primarily the result of the decrease in our other income as described above. We did not experience any net loss per share or generate any net income per share during either the nine months ended September 30, 2014 or 2013.

Liquidity and Capital Resources

As of September 30, 2014 we had $13,058 in cash and total assets, $12,007 in total liabilities and a working capital surplus of $1,051. From our inception on February 9, 2000 to September 30, 2014, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $635,376.

During the nine months ended September 30, 2014 we spent $10,888 in cash on operating activities, compared to spending $16,789 in cash on operating activities during the same period in 2013. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $5,442 increase in our accounts payable and accrued liabilities.

We did not engage in any financing activities during the nine months ended September 30, 2014 or 2013. Our cash decreased by $10,888 during the nine months ended September 30, 2014, equivalent to our spending on operating activities during the period.

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

As of September 30, 2014 we had $13,058 in cash. Should we require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended September 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of November 14, 2014 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2013, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2014	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

