Form 10-Q
period 2015-03-31
Asia Interactive Media Inc.
filed 2015-05-15
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

As of May 15, 2015, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

March 31, 2015

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	March 31, 2015	December 31, 2014
	(Unaudited) $	(Audited) $
Assets
Current Assets
Cash	16,743	20,642
Total Current Assets	16,743	20,642
Total Assets	16,743	20,642

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	14,113	13,492
Total Current Liabilities	14,113	13,492
Total Liabilities	14,113	13,492

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(633,798)	(629,278)
Total Stockholders’ Equity (Deficit)	2,630	7,150
Total Liabilities and Stockholders’ Equity	16,743	20,642

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
	$	$

Revenue	–	–
Operating Expenses
General and administrative	4,520	2,342
Total Operating Expenses	4,520	2,342
Write-off of Loan Receivable	–	–

Other Income	–	15,000
Net Income (Loss)	(4,520)	12,658

Net Income (Loss) Per Share – Basic and Diluted	0.00	0.00

Weighted Average Shares Outstanding	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
	$	$

Operating Activities
Net income	(4,520)	12,658
Add (deduct) items not involving cash
Write-off of loan receivable	–	–
Accrued interest income on loan receivable	–	–
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	–	–
Change in operating assets and liabilities
Accounts receivable	–	(15,000)
Loan receivable	–	–
Accounts payable and accrued liabilities	621	330
Due to related party	–	–
Advances from officers	–	–

Net Cash From (Used in) Operating Activities	(3,899)	(2,012)

Financing Activities

Loan payable	–	–
Common stock	–	–
Additional paid-in capital	–	–
Stock subscriptions	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(3,899)	(2,012)
Cash – Beginning of Period	20,642	23,946

Cash – End of Period	16,743	21,934

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2015

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2015, the Company had a working capital surplus of $2,630 and has accumulated losses of $633,798 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2015 and 2014.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2015

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

Miscellaneous income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the three months ended March 31, 2015 and 2014, $Nil and $15,000 was earned, respectively.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2015

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283

April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – March 31, 2015	6,534,492	66	598,734

5.	Subsequent Events

Management has reviewed events between March 31, 2015 and May 15, 2015 and no significant events were identified.

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

As of March 31, 2015, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), since we have only conducted nominal operations and have nominal assets.

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

During the three months ended March 31, 2015 we did not generate any other income, whereas we generated $15,000 in other income during the same period in 2014. From our inception on February 9, 2000 to March 31, 2015, we generated total other income of $209,913, most of which was in the form of income from the provision of miscellaneous consulting services.

Expenses

During the three months ended March 31, 2015, our total operating expenses increased by $2,178 from the same period in 2014, from $2,342 to $4,520. This increase was largely due to an increase in our professional fees for the period.

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

Our general and administrative expenses for the three months ended March 31, 2015 consisted of $1,931 in professional fees, $1,500 in consulting and management fees, $744 in foreign exchange loss, $200 in office and sundry expenses, and $145 in bank charges and interest. During the three months ended March 31, 2014, our general and administrative expenses included $330 in professional fees, $1,500 in consulting and management fees, $482 in foreign exchange loss and $30 in bank charges and interest.

Net Income (Loss)

During the three months ended March 31, 2015 we incurred a net loss of $4,520, compared to generating net income of $12,658 during the same period in 2014. The increase in our net loss for the period was primarily the result of the decrease in our other income as described above, as offset by the increase in our operating expenses. We did not experience any net loss per share during the three months ended March 31, 2015 or 2014.

Liquidity and Capital Resources

As of March 31, 2015 we had $16,743 in cash and total assets, $14,113 in total liabilities and a working capital surplus of $2,630. From our inception on February 9, 2000 to March 31, 2015, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $633,798.

During the three months ended March 31, 2015 we spent $3,899 in cash on operating activities, compared to spending $2,012 in cash on operating activities during the same period in 2014. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $621 decrease in our accounts payable and accrued liabilities.

We did not engage in any financing activities during the three months ended March 31, 2015 or 2014. Our cash decreased by $3,899 during the three months ended March 31, 2015, equivalent to our spending on operating activities during the period.

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

5

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options. We estimate that our operating expenses over the next 12 months will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of March 31, 2015 we had $16,743 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2014, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Changes in Internal Controls

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2015	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer,
Secretary, Treasurer, Director

8