Form 10-Q
period 2015-06-30
Asia Interactive Media Inc.
filed 2015-08-14
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-49768

Asia Interactive Media Inc.

(Exact name of registrant as specified in its charter)

Nevada	43-195-4778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer dentification No.)

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

As of August 14, 2015, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

(A Development Stage Company)

(Expressed in U.S. Dollars)

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
	$	$
Assets

Current Assets

Cash	15,818	20,642

Total Current Assets	15,818	20,642

Total Assets	15,818	20,642

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	11,864	13,492

Total Current Liabilities	11,864	13,492

Total Liabilities	11,864	13,492

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital (Note 4)	598,734	598,734

Donated Capital	37,628	37,628

Deficit Accumulated during the Development Stage	(632,474)	(629,278)

Total Stockholders’ Equity (Deficit)	3,954	7,150

Total Liabilities and Stockholders’ Equity	15,818	20,642

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	13,676	10,830	18,196	13,172

Total Operating Expenses	13,676	10,830	18,196	13,172

Write-off of Loan Receivable	–	–	–	–

Other Income	15,000	–	15,000	15,000

Net Income (Loss)	1,324	(10,830)	(3,196)	1,828

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)	(0.00)	0.00

Weighted Average Shares Outstanding	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
	$	$

Operating Activities

Net income (loss)	(3,196)	1,828

Add (deduct) items not involving cash

Write-off of loan receivable	–	–
Accrued interest income on loan receivable	–	–

Adjustment to reconcile net loss to net cash used in operating activities

Donated expenses	–	–

Change in operating assets and liabilities

Accounts receivable	–	–
Loan receivable	–	–
Accounts payable and accrued liabilities	(1,628)	(6,501)
Due to related party	–	–
Advances from officers	–	–

Net Cash From (Used in) Operating Activities	(4,824)	(4,673)

Financing Activities

Loan payable	–	–
Common stock	–	–
Additional paid-in capital	–	–
Stock subscriptions	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(4,824)	(4,673)
Cash – Beginning of Period	20,642	23,946

Cash – End of Period	15,818	19,273

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2015

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2015, the Company had a working capital surplus of $3,954 and has accumulated losses of $632,474 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2015 and 2014.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2015

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

Miscellaneous income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the six months ended June 30, 2015 and 2014, $15,000 and $15,000 was earned, respectively.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2015

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283

April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – June 30, 2015	6,534,492	66	598,734

5.	Subsequent Events

Management has reviewed events between June 30, 2015 and August 14, 2015 and no significant events were identified.

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

As of June 30, 2015, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended June 30, 2015 and 2014

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

During the three months ended June 30, 2015 we generated $15,000 in other income, whereas we did not generate any other income during the same period in 2014.

Expenses

During the three months ended June 30, 2015, our total operating expenses increased by $2,846 from the same period in 2014, from $10,830 to $13,676, and were therefore relatively consistent between the two periods. The increase was largely due to an increase in our professional fees for the period.

Our operating expenses consist entirely of general and administrative expenses, which include professional fees, consulting and management fees, office and sundry expenses, bank charges and interest and foreign exchange costs. Our professional fees consist of accounting, legal and audit fees. Our office and sundry expenses include communication expenses (internet, fax and telephone), office supplies, courier fees and postage costs.

Our general and administrative expenses for the three months ended June 30, 2015 consisted of $6,666 in professional fees, $4,336 in consulting and management fees, $2,608 in office and sundry expenses and $229 in bank charges and interest, as offset by a foreign exchange gain of $163. During the three months ended June 30, 2014, our general and administrative expenses included $2,362 in professional fees, $6,061 in consulting and management fees, $2,588 in office and sundry expenses and $218 in bank charges and interest, as offset by a foreign exchange gain of $399.

Net Income (Loss)

During the three months ended June 30, 2015 we generated net income of $1,324, compared to incurring a net loss of $10,830 during the same period in 2014. The decrease in our net loss for the period was primarily the result of the increase in our other income as described above. We did not experience any net loss per share during the three months ended June 30, 2015 or 2014.

Results of Operations for the Six Months ended June 30, 2015 and 2014

Other Income

During the six months ended June 30, 2015 we generated $15,000 in other income, which was identical to the amount of other income we generated during the same period in 2014. All of this income was in the form of consulting income.

Expenses

During the six months ended June 30, 2015, our total operating expenses increased by $5,024 from the same period in 2014, from $13,172 to $18,196. This increase was also primarily due to an increase in our professional fees for the period.

Our general and administrative expenses for the six months ended June 30, 2015 consisted of $8,597 in professional fees, $5,836 in consulting and management fees, $2,808 in office and sundry expenses, $581 in foreign exchange loss and $374 in bank charges and interest. During the six months ended June 30, 2014, our general and administrative expenses included $2,692 in professional fees, $7,561 in consulting and management fees, $2,588 in office and sundry expenses, $83 in foreign exchange loss and $248 in bank charges and interest.

Net Income (Loss)

During the six months ended June 30, 2015 we incurred a net loss of $3,196, compared to generating net income of $1,828 during the same period in 2014. The decrease in our net income for the period was entirely the result of the increase in our operating expenses as described above. We did not experience any net loss per share during either the six months ended June 30, 2015 or 2014.

Liquidity and Capital Resources

As of June 30, 2015 we had $15,818 in cash and total assets, $11,864 in total liabilities and a working capital surplus of $3,954. From our inception on February 9, 2000 to June 30, 2015, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $632,474.

During the six months ended June 30, 2015 we spent $4,824 in cash on operating activities, compared to spending $4,673 in cash on operating activities during the same period in 2014. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $1,628 increase in our accounts payable and accrued liabilities.

We did not engage in any financing activities during the six months ended June 30, 2015 or 2014. Our cash decreased by $4,824 during the six months ended June 30, 2015, equivalent to our spending on operating activities during the period.

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

As of June 30, 2015 we had $15,818 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and six months ended June 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2015	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

