Form 10-Q
period 2015-09-30
Asia Interactive Media Inc.
filed 2015-11-16
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

September 30, 2015

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

	September 30, 2015	December 31, 2014
	(Unaudited) $	(Audited) $

Assets
Current Assets
Cash	9,734	20,642
Total Current Assets	9,734	20,642
Total Assets	9,734	20,642

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	12,634	13,492
Total Current Liabilities	12,634	13,492
Total Liabilities	12,634	13,492

Contingency (Note 1)

Stockholders’ Equity (Deficit)
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(639,328)	(629,278)
Total Stockholders’ Equity (Deficit)	(2,900)	7,150
Total Liabilities and Stockholders’ Equity	9,734	20,642

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$	$	$	$

Revenue	–	–	–	–
Operating Expenses
General and administrative	6,854	7,274	25,050	20,446
Total Operating Expenses	6,854	7,274	25,050	20,446
Write-off of Loan Receivable	–	–	–	–

Other Income	–	–	15,000	15,000
Net Income (Loss)	(6,854)	(7,274)	(10,050)	(5,446)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
	$	$

Operating Activities
Net income (loss)	(10,050)	(5,446)
Add (deduct) items not involving cash
Write-off of loan receivable	–	–
Accrued interest income on loan receivable	–	–
Adjustment to reconcile net loss to net cash used in operating activities
Donated expenses	–	–
Change in operating assets and liabilities
Accounts receivable	–	–
Loan receivable	–	–
Accounts payable and accrued liabilities	(858)	(5,442)
Due to related party	–	–
Advances from officers	–	–

Net Cash From (Used in) Operating Activities	(10,908)	(10,888)
Financing Activities

Loan payable	–	–
Common stock	–	–
Additional paid-in capital	–	–
Stock subscriptions	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(10,908)	(10,888)
Cash – Beginning of Period	20,642	23,946
Cash – End of Period	9,734	13,058

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2015

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2015, the Company had a working capital deficiency of $2,900 and has accumulated losses of $639,328 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended September 30, 2015 and 2014.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2015

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

Miscellaneous income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the nine months ended September 30, 2015 and 2014, $15,000 and $15,000 was earned, respectively.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2015

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450
January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283
April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – September 30, 2015	6,534,492	66	598,734

5.	Subsequent Events

Management has reviewed events between September 30, 2015 and November 16, 2015 and no significant events were identified.

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

As of September 30, 2015, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended September 30, 2015 and 2014

Revenue

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

Expenses

During the three months ended September 30, 2015, our total operating expenses decreased by $420 from the same period in 2014, from $7,274 to $6,854, and were therefore relatively consistent between the two periods.

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

Our general and administrative expenses for the three months ended September 30, 2015 consisted of $3,721 in professional fees, $1,444 in consulting and management fees, $1,373 in office and sundry expenses, $201 in bank charges and interest and $115 in foreign exchange loss. During the three months ended September 30, 2014, our general and administrative expenses included $3,999 in professional fees, $1,511 in consulting and management fees, $1,214 in office and sundry expenses, $111 in bank charges and interest and $439 in foreign exchange loss.

Net Loss

During the three months ended September 30, 2015 we incurred a net loss of $6,854, compared to incurring a net loss of $7,274 during the same period in 2014. The decrease in our net loss for the period was entirely the result of the decrease in our operating expenses as described above. Our net loss per share during both the three months ended September 30, 2015 and 2014 was $0.00.

Results of Operations for the Nine Months ended September 30, 2015 and 2014

Other Income

During the nine months ended September 30, 2015 we generated $15,000 in other income, which was identical to the amount of other income we generated during the same period in 2014. All of this income was in the form of consulting income.

Expenses

During the nine months ended September 30, 2015, our total operating expenses increased by $4,604 from the same period in 2014, from $20,446 to $25,050. This increase was primarily due to an increase in our professional fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2015 consisted of $12,318 in professional fees, $7,280 in consulting and management fees, $4,181 in office and sundry expenses, $575 in bank charges and interest and $696 in foreign exchange loss. During the nine months ended September 30, 2014, our general and administrative expenses included $6,691 in professional fees, $9,072 in consulting and management fees, $3,802 in office and sundry expenses, $359 in bank charges and interest and $522 in foreign exchange loss.

Net Loss

During the nine months ended September 30, 2015 we incurred a net loss of $10,050, compared to incurring a net loss of $5,446 during the same period in 2014. The increase in our net loss for the period was entirely the result of the increase in our operating expenses as described above. Our net loss per share during both the nine months ended September 30, 2015 and 2014 was $0.00.

Liquidity and Capital Resources

As of September 30, 2015 we had $9,734 in cash and total assets, $12,634 in total liabilities and a working capital deficit of $2,900. From our inception on February 9, 2000 to September 30, 2015, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $639,328.

During the nine months ended September 30, 2015 we spent $10,908 in cash on operating activities, compared to spending $10,888 in cash on operating activities during the same period in 2014. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $858 increase in our accounts payable and accrued liabilities.

We did not engage in any financing activities during the nine months ended September 30, 2015 or 2014. Our cash decreased by $10,908 during the nine months ended September 30, 2015, equivalent to our spending on operating activities during the period.

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

As of September 30, 2015 we had $9,734 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and nine months ended September 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2015	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

