Form 10-K
period 2015-12-31
Asia Interactive Media Inc.
filed 2016-04-01
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,139,918 as of June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,534,492 as of March 31, 2016

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

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

As of December 31, 2015, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next 12 months (beginning April 2016), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations.

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

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2015 we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Environmental Laws

Since we are a blank check company, we are not at this time impacted by any federal, state or local environmental laws.

Employees

As of December 31, 2015 we did not have any full-time employees. Our sole officer and director provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer and director to devote an average of approximately 10 hours per week to our business. We do not intend to hire any full-time employees prior to the consummation of a business combination.

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

No such proceedings terminated during the fourth quarter of our fiscal year ended December 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. We may apply to list our common stock for trading on a stock exchange or to have our common stock quoted on the OTC Markets following the successful completion of a business combination; however, there is no guarantee that we will submit any such application to a stock exchange or to the OTC Markets.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. Even if our common stock is quoted on the OTC Markets, it should be noted that OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed or quoted on any of the public trading markets, including the OTC Markets, we will require a market maker to sponsor our securities. If we are unable to obtain a market maker, we will be unable to develop a trading market for our common stock. We may be unable to locate a market maker that will agree to sponsor our securities. Further, even if we secure a market maker, there is no guarantee that our securities will meet the requirements or be accepted for quotation on the OTC Markets. Any of these outcomes could prevent us from developing a trading market for our common stock.

Holders

As of March 31, 2016 there were approximately 74 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2015.

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

During the fiscal year ended December 31, 2015 we generated $30,000 in other income, which was identical to the $30,000 in other income we generated during the prior fiscal year. All of the other income we generated during both years was in the form of income from the provision of miscellaneous consulting services.

Expenses

During the fiscal year ended December 31, 2014 our total operating expenses increased by $6,942 compared to the prior fiscal year, from $29,348 to $36,290. This increase was largely due to an increase in our professional fees for the period.

Since our inception, our operating expenses have consisted entirely of general and administrative expenses, which include professional fees, consulting and management fees, office and sundry expenses, foreign exchange costs and bank charges and interest.

Our general and administrative expenses during the fiscal year ended December 31, 2015 consisted of $16,836 in professional fees, $11,737 in consulting and management fees, $6,135 in office and sundry expenses, $760 in foreign exchange loss and $822 in bank charges and interest. During the prior fiscal year, our general and administrative expenses included $12,375 in professional fees, $10,529 in consulting and management fees, $5,016 in office and sundry expenses, $956 in foreign exchange loss and $472 in bank charges and interest.

Net Loss

During the fiscal year ended December 31, 2015 we incurred a net loss of $6,290, an increase of $6,942 compared to the net income of $652 that we generated during the prior fiscal year. The increase in our net loss was entirely due to the increase in our operating expenses during the year.

Our net income/loss per share during each of the fiscal years ended December 31, 2015 or 2014 was $0.00.

Liquidity and Capital Resources

As of December 31, 2015 we had $13,357 in cash and total assets, $12,497 in total liabilities and a working capital surplus of $860. From our inception on February 9, 2000 to December 31, 2015 we raised an aggregate of $598,800 through private placements of our common stock, which has funded our accumulated deficit of $635,568.

During the fiscal year ended December 31, 2015 we spent net cash of $7,285 on operating activities, which consisted of our net loss as described above plus a $995 increase in our accounts payable and accrued liabilities. During the prior fiscal year we spent net cash of $3,304 on operating activities, which consisted of our net income as described above as offset by a $3,956 increase in our accounts payable and accrued liabilities.

We did not engage in any investing activities or financing activities during the fiscal years ended December 31, 2015 or 2014.

Overall, our cash holdings decreased by $7,285 during the fiscal year ended December 31, 2015, from $20,642 to $13,357.

We are currently reviewing other businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options. We estimate that our expenses over the next 12 months will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

As of December 31, 2015 we had $13,357 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of December 31, 2015, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

(Expressed in U.S. Dollars)

December 31, 2015

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asia Interactive Media Inc.

I have audited the accompanying balance sheets of Asia Interactive Media Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2015. Asia Interactive Media Inc.’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Interactive Media Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company has had minimal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

George Stewart

Seattle, Washington

March 31, 2016

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2015	December 31, 2014
	$	$
Assets
Current Assets
Cash	13,357	20,642
Total Current Assets	13,357	20,642
Total Assets	13,357	20,642

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	12,497	13,492
Total Current Liabilities	12,497	13,492
Total Liabilities	12,497	13,492
Contingency (Note 1)
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(635,568)	(629,278)
Total Stockholders’ Equity (Deficit)	860	7,150
Total Liabilities and Stockholders’ Equity	13,357	20,642

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
	$	$
Revenue	–	–
Operating Expenses
General and administrative	36,290	29,348
Total Operating Expenses	36,290	29,348

Other Income	30,000	30,000
Net Income (Loss)	(6,290)	652

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	0.00
Weighted Average Shares Outstanding	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from February 9, 2000 (Date of Inception) to December 31, 2015

(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration	Donated
	Shares	Amount	(Discount)	Stage	Capital	Total
	#	$	$	$	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450	–	–	500

Net loss	–	–	–	(580)	–	(580)

Balance – December 31, 2000 and 2001	5,000,000	50	450	(580)	–	(80)

Net loss	–	–	–	(2,812)	–	(2,812)

Balance – December 31, 2002	5,000,000	50	450	(3,392)	–	(2,892)

Net loss	–	–	–	(1,858)	–	(1,858)

Balance – December 31, 2003	5,000,000	50	450	(5,250)	–	(4,750)

Net loss	–	–	–	(4,778)	–	(4,778)

Balance – December 31, 2004	5,000,000	50	450	(10,028)	–	(9,528)

Net loss	–	–	–	(5,100)	–	(5,100)

Balance – December 31, 2005	5,000,000	50	450	(15,128)	–	(14,628)

February 24, 2006 – Donated capital from officer	–	–	–	–	37,628	37,628

Net loss	–	–	–	(39,217)	–	(39,217)

Balance – December 31, 2006	5,000,000	50	450	(54,345)	37,628	(16,217)

Net loss	–	–	–	(96,589)	–	(96,589)

Balance – December 31, 2007	5,000,000	50	450	(150,934)	37,628	(112,806)

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283	–	–	648,300

Net loss	–	–	–	(122,879)	–	(122,879)

Balance – December 31, 2008	6,634,492	67	648,733	(273,813)	37,628	412,615

Net loss	–	–	–	(85,757)	–	(85,757)

Balance – December 31, 2009	6,634,492	67	648,733	(359,570)	37,628	326,858

Net loss	–	–	–	(24,107)	–	(24,107)

Balance – December 31, 2010	6,634,492	67	648,733	(383,677)	37,628	302,751

April 28, 2011 – Share repurchase	(100,000)	(1)	(49,999)	–	–	(50,000)

Net loss	–	–	–	(236,956)	–	(236,956)

Balance – December 31, 2011	6,534,492	66	598,734	(620,633)	37,628	15,795

Net loss	–	–	–	(17,775)	–	(17,775)

Balance – December 31, 2012	6,534,492	66	598,734	(638,408)	37,628	(1,980)

Net income	–	–	–	8,478	–	8,478

Balance – December 31, 2013	6,534,492	66	598,734	(629,930)	37,628	6,498

Net income	–	–	–	652	–	652

Balance – December 31, 2014	6,534,492	66	598,734	(629,278)	37,628	7,150

Net loss	–	–	–	(6,290)	–	(6,290)

Balance – December 31, 2015	6,534,492	66	598,734	(635,568)	37,628	860

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
	$	$
Operating Activities

Net income (loss)	(6,290)	652

Change in operating assets and liabilities
Accounts payable and accrued liabilities	(995)	(3,956)
Net Cash From (Used in) Operating Activities	(7,285)	(3,304)

Net Increase (Decrease) in Cash	(7,285)	(3,304)
Cash – Beginning of Period	20,642	23,946
Cash – End of Period	13,357	20,642

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2015

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2015, the Company had a working capital surplus of $860 and has accumulated losses of $635,568 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the 12 months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for years ending December 31, 2015 and December 31, 2014.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2015

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

Miscellaneous income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the years ended December 31, 2015 and 2014, $30,000 and $30,000 was earned, respectively.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2015

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283

April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – December 31, 2015	6,534,492	66	598,734

5.	Subsequent Events

Management has reviewed events between December 31, 2015 and March 31, 2016 and no significant events were identified.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our sole officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the fiscal year ended December 31, 2015 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

The following table sets forth the name, age and positions of our sole officer and director as of the date of this annual report.

Name	Age	Positions

Ken Ng	49	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

Audit Committee

We do not have an audit committee because our common stock is not listed or quoted on any of the public trading markets and there is no requirement for us to have such a committee. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board of Directors as of December 31, 2015.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the 12 months ended December 31, 2015.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the fiscal year ended December 31, 2015 have not been filed as required.

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

Option Grants

We did not grant any options or stock appreciation rights from our inception on February 9, 2000 to December 31, 2015.

Compensation of Directors

Our sole director did not receive any compensation for his services as a director during the fiscal year ended December 31, 2015. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2015 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2016, we had 6,534,492 issued and outstanding shares of our common stock.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our auditor, George Stewart, CPA, for the audit of our annual financial statements and the review of our interim financial statements for the fiscal years ended December 31, 2015 and 2014, as well as any fees billed for other services rendered during these periods.

	George Stewart, CPA
	Year Ended December 31, 2015 ($)	Year Ended December 31, 2014 ($)
Audit fees	4,400	4,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	4,400	4,400

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors as the audit committee approved 100% of the audit-related services in fiscal 2015. None of the work performed by our auditor, George Stewart, CPA, to audit our financial statements for the fiscal year ended December 31, 2015 was performed by persons other than Mr. Stewart or his full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our audited financial statements for the fiscal year ended December 31, 2015 are filed as part of this annual report. There are no financial statement schedules.

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

Date: March 31, 2016	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer,	March 31, 2016
Ken Ng	Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer, Director

