Form 10-Q
period 2016-03-31
Asia Interactive Media Inc.
filed 2016-05-17
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

March 31, 2016

4

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
	$	$

Assets
Current Assets
Cash	10,801	13,357
Total Current Assets	10,801	13,357
Total Assets	10,801	13,357

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	17,577	12,497
Total Current Liabilities	17,577	12,497
Total Liabilities	17,577	12,497

Contingency (Note 1)

Stockholders’ Equity (Deficit)
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital	37,628	37,628
Deficit Accumulated during the Development Stage	(643,204)	(635,568)
Total Stockholders’ Equity (Deficit)	(6,776)	860
Total Liabilities and Stockholders’ Equity	10,801	13,357

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
	$	$

Revenue	–	–
Operating Expenses
General and administrative	7,636	4,520
Total Operating Expenses	7,636	4,520

Other Income	–	–
Net Income (Loss)	(7,636)	(4,520)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
	$	$

Operating Activities
Net income (loss)	(7,636)	(4,520)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	5,080	621

Net Cash From (Used in) Operating Activities	(2,556)	(3,899)

Net Increase (Decrease) in Cash	(2,556)	(3,899)
Cash – Beginning of Period	13,357	20,642
Cash – End of Period	10,801	16,743

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2016

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2016, the Company had a working capital deficiency of $6,776 and has accumulated losses of $643,204 since its inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2016 and 2015.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2016

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

Miscellaneous income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the three months ended March 31, 2016 and 2015, $Nil and $Nil was earned, respectively.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2016

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–
March 2, 2000 – Issuance of stock for cash	5,000,000	50	450
January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283
April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – March 31, 2016	6,534,492	66	598,734

5.	Subsequent Events

Management has reviewed events between March 31, 2016 and May 16, 2016 and no significant events were identified.

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

As of March 31, 2016, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations for the Three Months ended March 31, 2016

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

Expenses

During the three months ended March 31, 2016, our total operating expenses increased by $3,116 from the same period in 2015, from $4,520 to $7,636. This increase was largely due to an increase in our professional fees for the period, which was in turn associated with the cost of completing our audit and filing our annual report for the year ended December 31, 2015.

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

5

Our general and administrative expenses for the three months ended March 31, 2016 consisted of $6,057 in professional fees, $1,500 in consulting and management fees and $119 in bank charges and interest, as offset by a $40 foreign exchange gain. During the three months ended March 31, 2015, our general and administrative expenses included $1,931 in professional fees, $1,500 in consulting and management fees, $744 in foreign exchange loss, $200 in office and sundry expenses and $145 in bank charges and interest.

Net Loss

During the three months ended March 31, 2016 we incurred a net loss of $7,636, compared to incurring a net loss of $4,520 during the same period in 2015. The increase in our net loss for the period was entirely the result of the increase in our operating expenses as described above. Our net loss per share during both the three months ended March 31, 2016 and 2015 was $0.00.

Liquidity and Capital Resources

As of March 31, 2016 we had $10,801 in cash and total assets, $17,577 in total liabilities and a working capital deficit of $6,776. From our inception on February 9, 2000 to March 31, 2016, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $643,204.

During the three months ended March 31, 2016 we spent $2,556 in cash on operating activities, compared to spending $3,899 in cash on operating activities during the same period in 2015. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $5,080 decrease in our accounts payable and accrued liabilities.

We did not engage in any investing or financing activities during the three months ended March 31, 2016 or 2015. Our cash holdings decreased by $2,556 during the three months ended March 31, 2016, equivalent to our spending on operating activities during the period.

We are currently reviewing businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options. We estimate that our operating expenses over the next 12 months will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

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

6

As of March 31, 2016 we had $10,801 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-K for the period ended December 31, 2015, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2016	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

9