Form 10-Q
period 2016-09-30
Asia Interactive Media Inc.
filed 2016-11-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

As of November 14, 2016, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

Item 1. Financial Statements.

The unaudited financial statements of Asia Interactive Media Inc. (“we”, “our”, “us”) follow.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

(Expressed in U.S. Dollars)

September 30, 2016

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

Balance Sheets

(Expressed in U.S. Dollars)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	$	$

Assets

Current Assets

Cash	7,646	13,357

Total Current Assets	7,646	13,357

Total Assets	7,646	13,357

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	11,588	12,497

Total Current Liabilities	11,588	12,497

Total Liabilities	11,588	12,497

Commitments and Contingencies (Note 1)	–	–

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital (Note 4)	598,734	598,734

Donated Capital (Note 4)	37,628	37,628

Accumulated Deficit	(640,370)	(635,568)

Total Stockholders’ Equity (Deficit)	(3,942)	860

Total Liabilities and Stockholders’ Equity	7,646	13,357

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	11,745	6,854	29,802	25,050

Total Operating Expenses	11,745	6,854	29,802	25,050

Other Income	15,000	–	25,000	15,000

Income (Loss) Before Taxes	3,255	(6,854)	(4,802)	(10,050)

Provision for Taxes	–	–	–	–

Net Income (Loss) After Taxes	3,255	(6,854)	(4,802)	(10,050)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
	$	$

Operating Activities

Net income	(4,802)	(10,050)

Add (deduct) items not involving cash

Accounts payable and accrued liabilities	(909)	(858)

Net Cash From (Used in) Operating Activities	(5,711)	(10,908)

Net Cash Provided by (Used in) Investing Activities	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(5,711)	(10,908)

Cash – Beginning of Period	13,357	20,642

Cash – End of Period	7,646	9,734

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2016

(Unaudited)

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (previously Black Gardenia Corp.), herein “the Company”, was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no primary business operations. The Company was formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses. The Company provides miscellaneous consulting services, and it is management’s opinion that the consulting activities may result in opportunities for the Company through a possible merger, acquisition or business combination. On March 22, 2007 the Company changed its name to “Asia Interactive Media Inc.”

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2016, the Company had a working capital deficiency of $3,942 and has accumulated losses of $640,370 since its inception. The Company has no commitments or contingencies outstanding as at September 30, 2016. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended September 30, 2016 and 2015.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260.10.05 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic equals dilutive due to no outstanding options or warrants.

d)	Comprehensive Loss

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2016

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

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use hedging or derivative instruments to reduce its exposure to foreign currency risk.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830.10.05 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into hedging or derivative instruments to offset the impact of foreign currency fluctuations.

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

Miscellaneous income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the nine months ended September 30, 2016 and 2015, $25,000 and $15,000 was earned, respectively.

Asia Interactive Media Inc. (previously Black Gardenia Corp.)

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2016

(Unaudited)

4. Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

			Additional
			Paid-in
			Capital
	Shares	Amount	(Discount)
	#	$	$
Balance – February 9, 2000 (Date of Inception)	–	–	–

March 2, 2000 – Issuance of stock for cash	5,000,000	50	450

January 8, 2008 – Issuance of stock for cash	1,634,492	17	648,283

April 28, 2011 – Share Repurchase	(100,000)	(1)	(49,999)

Balance – September 30, 2016	6,534,492	66	598,734

Share Repurchase

On April 28, 2011, the Company entered into Share Repurchase Agreements with certain stockholders to repurchase a total of 100,000 common shares at a price of $0.50 per share. The repurchased 100,000 common shares were retired from the issued and outstanding common stock of the Company.

Donated Capital

In 2006, a former officer of the Company advanced funds to the Company to pay for operating costs incurred by it. These funds were interest free. A balance due of $14,628 was forgiven by the former officer and recorded as donated capital during the period ended March 31, 2006. Additionally, the Company was indebted for legal fees incurred in the amount of $23,000 which was assumed by the former officer, and therefore, the Company recognized donated capital of $23,000 during the period ended March 31, 2006.

5.	Subsequent Events

Management has reviewed events between September 30, 2016 and November 14, 2016 and no significant events were identified.

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

As of September 30, 2016, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even if we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), since we have only conducted nominal operations and have nominal assets.

Results of Operations

For the Three Months ended September 30, 2016 and 2015

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

Other Income

During the three months ended September 30, 2016, we generated $15,000 in other income, all of which was in the form of consulting income, whereas we did not generate any other income during the same period in 2015.

Expenses

During the three months ended September 30, 2016, our total operating expenses increased by $4,891 from the same period in 2015, from $6,854 to $11,745. This increase was largely due to an increase in our consulting and management fees for the period.

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

Our general and administrative expenses for the three months ended September 30, 2016 consisted of $3,644 in professional fees, $6,500 in consulting and management fees, $1,393 in office and sundry expenses, $203 in bank charges and interest and $5 in other expenses. During the three months ended September 30, 2015, our general and administrative expenses included $3,721 in professional fees, $1,444 in consulting and management fees, $1,373 in office and sundry expenses, $201 in bank charges and interest and $115 in other expenses.

Net Income (Loss)

During the three months ended September 30, 2016 we generated net income of $3,255, compared to incurring a net loss of $6,854 during the same period in 2015. The increase in our net income or decrease in our net loss for the period was entirely due to the increase in our other income, as offset by the increase in our operating expenses, as described above. Our net income/loss per share during both the three months ended September 30, 2016 and 2015 was $0.00.

For the Nine Months ended September 30, 2016 and 2015

Other Income

During the nine months ended September 30, 2016, we generated $25,000 in other income, compared to $15,000 in other income that we generated during the same period in 2015. All of this income was in the form of consulting income.

Expenses

During the nine months ended September 30, 2016, our total operating expenses increased by $4,752 from the same period in 2015, from $25,050 to $29,082. This increase was also largely due to an increase in our consulting and management fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2016 consisted of $12,608 in professional fees, $12,500 in consulting and management fees, $4,160 in office and sundry expenses and $567 in bank charges and interest, as offset by an other expense gain of $33. During the nine months ended September 30, 2015, our general and administrative expenses included $12,318 in professional fees, $7,280 in consulting and management fees, $4,181 in office and sundry expenses, $575 in bank charges and interest and $696 in other expenses.

Net Loss

During the nine months ended September 30, 2016 we incurred a net loss of $4,802, compared to a net loss of $10,050 during the same period in 2015. The decrease in our net loss for the period was entirely due to the increase in our other income, as offset by the increase in our operating expenses, as described above. Our net loss per share during both the nine months ended September 30, 2016 and 2015 was $0.00.

Liquidity and Capital Resources

As of September 30, 2016 we had $7,646 in cash and total assets, $11,588 in current and total liabilities and a working capital deficit of $3,942. From our inception on February 9, 2000 to September 30, 2016, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $640,370.

During the nine months ended September 30, 2016 we spent $5,711 in cash on operating activities, compared to spending $10,908 in cash on operating activities during the same period in 2015. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $909 increase in our accounts payable and accrued liabilities.

We did not engage in any investing or financing activities during the nine months ended September 30, 2016 or 2015. Our cash holdings decreased by $5,711 during the nine months ended September 30, 2016, equivalent to our spending on operating activities during the period.

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

As of September 30, 2016 we had $7,646 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and nine months ended September 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2016	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

