Form 10-K
period 2016-12-31
Asia Interactive Media Inc.
filed 2017-03-31
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,139,918 as of June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,534,492 as of March 31, 2017

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

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

As of December 31, 2016, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next 12 months (beginning April 2017), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations.

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

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2016 we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Environmental Laws

Since we are a blank check company, we are not at this time impacted by any federal, state or local environmental laws.

Employees

As of December 31, 2016 we did not have any full-time employees. Our sole officer and director provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer and director to devote an average of approximately 10 hours per week to our business. We do not intend to hire any full-time employees prior to the consummation of a business combination.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain a mailing address at Level 30, Bank of China Tower, 1 Garden Road, Central Hong Kong, China. This service is provided to us at no cost by Ken Ng, our sole officer and director.

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

No such proceedings terminated during the fourth quarter of our fiscal year ended December 31, 2016.

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

Holders

As of March 31, 2017, there were 74 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2016.

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

During the fiscal year ended December 31, 2016 we generated $40,000 in other income, an increase of $10,000 compared to the $30,000 in other income we generated during the prior fiscal year. All of the other income we generated during both years was in the form of income from the provision of miscellaneous consulting services.

Expenses

During the fiscal year ended December 31, 2016 our total operating expenses increased by $3,149 compared to the prior fiscal year, from $36,290 to $39,439.

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

Our general and administrative expenses during the fiscal year ended December 31, 2016 consisted of $19,164 in professional fees, $14,000 in consulting and management fees, $5,523 in office and sundry expenses, $724 in bank charges and interest and $28 in foreign exchange loss. During the prior fiscal year, our general and administrative expenses included $16,836 in professional fees, $11,737 in consulting and management fees, $6,135 in office and sundry expenses, $822 in bank charges and interest and $760 in foreign exchange loss.

Net Income (Loss)

During the fiscal year ended December 31, 2016 we generated net income of $561, an increase of $6,851 compared to the net loss of $6,290 that we incurred during the prior fiscal year. The increase in our net income or decrease in our net loss was entirely due to the increase in our other income, as offset by the increase in our operating expenses, as described above.

Our net income/loss per share during each of the fiscal years ended December 31, 2016 and 2015 was $0.00.

Liquidity and Capital Resources

As of December 31, 2016 we had $15,974 in cash and total assets, $14,553 in current and total liabilities and a working capital surplus of $1,421. From our inception on February 9, 2000 to December 31, 2015 we raised an aggregate of $598,800 through private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $635,007.

During the fiscal year ended December 31, 2016 we spent received cash of $2,617 from operating activities, which consisted of our net income as described above plus a $2,056 increase in our operating assets and liabilities. During the prior fiscal year we spent net cash of $7,285 on operating activities, the bulk of which was attributable to our net loss as described above as adjusted for a $995 decrease in our accounts payable and accrued liabilities.

We did not engage in any investing activities or financing activities during the fiscal years ended December 31, 2016 or 2015. Overall, our cash holdings increased by $2,617 during the fiscal year ended December 31, 2016 (from $13,357 to $15,974), equivalent to our spending on operating activities during the year.

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

As of December 31, 2016 we had $15,974 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

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

Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use hedging or derivative instruments to reduce our exposure to foreign currency risk.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of the date of this annual report, entered into hedging or derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Asia Interactive Media Inc.

We have audited the accompanying balance sheet of Asia Interactive Media Inc. as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Asia Interactive Media Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Interactive Media Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Spokane, WA

March 31, 2017

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

/s/ George Stewart

George Stewart
Seattle, Washington
March 31, 2016

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2016 $	December 31, 2015 $

Assets

Current Assets
Cash	15,974	13,357
Total Current Assets	15,974	13,357
Total Assets	15,974	13,357

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	14,553	12,497
Total Current Liabilities	14,553	12,497
Total Liabilities	14,553	12,497

Commitments and Contingencies (Note 1)	–	–

Stockholders’ Equity (Deficit)
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 5)	66	66
Additional Paid-in Capital (Note 5)	598,734	598,734
Donated Capital	37,628	37,628
Accumulated Deficit	(635,007)	(635,568)
Total Stockholders’ Equity (Deficit)	1,421	860
Total Liabilities and Stockholders’ Equity	15,974	13,357

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
	$	$

Revenue	–	–

Operating Expenses
General and administrative	39,439	36,290
Total Operating Expenses	39,439	36,290

Other Income (Note 3)	40,000	30,000
Income (Loss) Before Income Taxes	561	(6,290)

Income Taxes (Note 4)	–	–

Net Income (Loss)	561	(6,290)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statement of Stockholders’ Equity (Deficit)

For the Years Ending December 31, 2015 and 2016

(Expressed in U.S. Dollars)

				Deficit
			Additional	Accumulated
			Paid-in	During the
			Capital	Exploration	Donated
	Shares	Amount	(Discount)	Stage	Capital	Total
	#	$	$	$	$	$
Balance – December 31, 2014	6,534,492	66	598,734	(629,278)	37,628	7,150
Net loss	–	–	–	(6,290)	–	(6,290)

Balance – December 31, 2015	6,534,492	66	598,734	(635,568)	37,628	860
Net income	–	–	–	561	–	561

Balance – December 31, 2016	6,534,492	66	598,734	(635,007)	37,628	1,421

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
	$	$

Operating Activities
Net income (loss)	561	(6,290)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	2,056	(995)
Net Cash Provided by (Used in) Operating Activities	2,617	(7,285)
Net Cash Provided by (Used in) Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	–	–
Net Increase (Decrease) in Cash	2,617	(7,285)
Cash – Beginning of Period	13,357	20,642
Cash – End of Period	15,974	13,357
Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2016

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues from operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2016, the Company had a working capital surplus of $1,421 and has accumulated losses of $635,007 since its inception. The Company has no commitments or contingencies outstanding as at December 31, 2016. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the 12 months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for years ending December 31, 2016 and 2015.

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

d) Comprehensive Loss

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2016

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

3.	Other Income

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the years ended December 31, 2016 and 2015, $40,000 and $30,000 was earned, respectively.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2016

4.	Income Taxes

For the year ended December 31, 2016, the Company had income from operations. Through the utilization of prior operating losses for tax purposes carried forward, the taxable income was reduced to $Nil, accordingly, no provision for income taxes has been recorded for 2016. For the year ended December 31, 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes was recorded for 2015. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016, the Company had approximately $617,000 net operating losses for tax purposes. The net operating loss carry-forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax assets/liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$215,700	$215,700

Total deferred tax assets	215,700	215,900

Deferred tax liabilities:	-	-

Net deferred tax assets before valuation allowance	215,700	215,900

Less: Valuation allowance	(215,700)	(215,900)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred significant losses since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016, and December 31, 2015.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31
	2016	2015

Expected tax (recovery) at the statutory rate	$200	$(2,200)
Change in valuation allowance on deferred tax assets	(200)	2,200

	$-	$-

The Company is subject to taxation in the U.S. and the state of Nevada. The Company currently has no open tax years, subject to audit, prior to December 31, 2013. The Company is current on its income tax return requirements.

5.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding.

There have been no common stock activities for the years ended December 31, 2016 and 2015.

6.	Subsequent Events

Management has reviewed events between December 31, 2016 and March 31, 2017 and no significant events were identified.

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

As of the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the fiscal year ended December 31, 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and not more than nine and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one.

The following table sets forth the name, age and positions of our sole officer and director as of the date of this annual report.

Name	Age	Positions
Ken Ng	50	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Ken Ng – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Audit Committee

We do not have an audit committee because our common stock is not listed or quoted on any of the public trading markets and there is no requirement for us to have such a committee. The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board of Directors as of December 31, 2016.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the 12 months ended December 31, 2016.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the fiscal year ended December 31, 2016 have been filed as required.

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

Option Grants

We did not grant any options or stock appreciation rights from our inception on February 9, 2000 to December 31, 2016.

Compensation of Directors

Our sole director did not receive any compensation for his services as a director during the fiscal year ended December 31, 2016. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2016 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2017, we had 6,534,492 issued and outstanding shares of our common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Ken Ng (1) 339 East 34th Avenue Vancouver, British Columbia Canada V5W 1A2	1,000	(2)	(3)
All Officers and Directors as a Group		1,000		(3)
Common Stock	0841013 B.C. Ltd. 6439 Granville Street Vancouver, British Columbia Canada V6M 3E5	500,000		7.7
Common Stock	Beckford Finance S.A. (4) 20 Rue Senebier Case Postale 166 121211 Geneva, Switzerland	932,765		14.3
Common Stock	Samuel Chan Flat B, 12F Hing Win FTY Building No. 110 Hong Ming Street Kun Tong Kowloon, Hong Kong	588,996		9.0
Common Stock	Amy Ng (5) Unit 1502, Beach Tower Long Beach Gardens, 103 Castle Peak Road Ting Kau, New Territories, Hong Kong	991,597		15.2
Common Stock	Leo Pak Liang Chan 1205 – 6088 Willingdon Avenue Burnaby, British Columbia Canada V5H 4V2	847,859		13.0
Common Stock	Xiao-Qin Zhang Room 302, Block 1, Building 8 16 Wu Yi Road, Xining, Qinghai China 810000	392,439		6.0

(1)	Ken Ng is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

(2)	Includes 1,000 shares of our common stock owned by May Ng, the spouse of Mr. Ng.

(3)	Less than 1%.

(4)	To our knowledge, Andre Kaplun has sole voting and dispositive control over the securities owned by Beckford Finance S.A.

(5)	Amy Ng is the sister of Ken Ng, our sole officer and director.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our current auditor, Fruci & Associates II, PLLC, and our former auditor, George Stewart, CPA, for the audit of our annual financial statements and the review of our interim financial statements for the fiscal years ended December 31, 2016 and 2015, as well as any fees billed for other services rendered during these periods.

	Year Ended December 31, 2016 ($)	Year Ended December 31, 2015 ($)
Audit fees	11,200	11,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	11,200	11,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors as the audit committee approved 100% of the audit-related services in fiscal 2016. None of the work performed by our auditor to audit our financial statements for the fiscal year ended December 31, 2016 was performed by persons other than Fruci & Associates II, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our audited financial statements for the fiscal year ended December 31, 2016 are filed as part of this annual report. There are no financial statement schedules.

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

Date: March 31, 2017	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 31, 2017
Ken Ng

