Form 10-Q
period 2017-03-31
Asia Interactive Media Inc.
filed 2017-05-15
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2017, the registrant’s outstanding common stock consisted of 6,534,492 shares.

2

PART I – FINANCIAL INFORMATION

As used in this quarterly report, the terms “we”, “us” and “our” mean Asia Interactive Media Inc., unless otherwise indicated.

All currency references in this quarterly report are to U.S. dollars unless otherwise indicated.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

This quarterly report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein, as well as our annual report for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

Item 1. Financial Statements.

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

March 31, 2017

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2017	December 31, 2016
	(Unaudited) $	(Audited) $
Assets
Current Assets
Cash	12,299	15,974
Total Current Assets	12,299	15,974
Total Assets	12,299	15,974
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	14,151	14,553
Total Current Liabilities	14,151	14,553
Total Liabilities	14,151	14,553
Commitments and Contingencies	–	–
Stockholders’ Equity (Deficit)
Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital (Note 4)	598,734	598,734
Donated Capital (Note 4)	37,628	37,628
Accumulated Deficit	(638,280)	(635,007)
Total Stockholders’ Equity (Deficit)	(1,852)	1,421
Total Liabilities and Stockholders’ Equity	12,299	15,974

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	$	$

Revenue	–	–
Operating Expenses
General and administrative	3,273	7,636
Total Operating Expenses	3,273	7,636
Other Income	–	–
Income (Loss) Before Taxes	(3,273)	(7,636)
Provision for Taxes	–	–
Net Income (Loss) After Taxes	(3,273)	(7,636)
Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	$	$

Operating Activities
Net income	(3,273)	(7,636)
Add (deduct) items not involving cash
Accounts payable and accrued liabilities	(402)	5,080
Net Cash From (Used in) Operating Activities	(3,675)	(2,556)
Net Cash Provided by (Used in) Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	–	–
Net Increase (Decrease) in Cash	(3,675)	(2,556)
Cash – Beginning of Period	15,974	13,357
Cash – End of Period	12,299	10,801
Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2017

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2017, the Company had a working capital deficiency of $1,852 and has accumulated losses of $638,280 since its inception. The Company has no commitments or contingencies outstanding as at March 31, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2017 and 2016.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2017

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

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the three months ended March 31, 2017 and 2016, $Nil other income was earned.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2017

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the three months ended March 31, 2017 and 2016 or for the year ended December 31, 2016.

5.	Subsequent Events

Management has reviewed events between March 31, 2017 and May 15, 2017 and no significant events were identified.

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

As of March 31, 2017, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations

For the Three Months ended March 31, 2017 and 2016

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

Other Income

We did not generate any other income during the three months ended March 31, 2017 or 2016.

Expenses

During the three months ended March 31, 2017, our total operating expenses decreased by $4,363 from the same period in 2016, from $7,636 to $3,273. This decrease was largely due to a decrease in our professional fees for the period.

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

Our general and administrative expenses for the three months ended March 31, 2017 consisted of $1,705 in professional fees, $1,500 in consulting and management fees and $122 in bank charges and interest, as offset by a foreign exchange gain of $54. During the three months ended March 31, 2016, our general and administrative expenses included $6,057 in professional fees, $1,500 in consulting and management fees and $119 in bank charges and interest, as offset by a foreign exchange gain of $40.

4

Net Loss

During the three months ended March 31, 2017 we incurred a net loss of $3,273, compared to incurring a net loss of $7,636 during the same period in 2016. The decrease in our net loss was entirely due to the decrease in our operating expenses for the period as described above. Our net loss per share during both the three months ended March 31, 2017 and 2016 was $0.00.

Liquidity and Capital Resources

As of March 31, 2017 we had $12,299 in cash and total assets, $14,151 in current and total liabilities and a working capital deficit of $1,852. From our inception on February 9, 2000 to March 31, 2017, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $638,280.

During the three months ended March 31, 2017 we spent $3,675 in net cash on operating activities, compared to spending $2,556 in net cash on operating activities during the same period in 2016. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $402 decrease in our accounts payable and accrued liabilities.

We did not engage in any investing or financing activities during the three months ended March 31, 2017 or 2016. Our cash holdings decreased by $3,675 during the three months ended March 31, 2017, equivalent to our spending on operating activities during the period.

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

As of March 31, 2017 we had $12,299 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

5

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report for the year ended December 31, 2016, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2017	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8