Form 10-Q
period 2017-06-30
Asia Interactive Media Inc.
filed 2017-08-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

Item 1. Financial Statements.

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

June 30, 2017

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	June 30, 2017 (Unaudited) $	December 31, 2016 (Audited) $

Assets

Current Assets
Cash	7,853	15,974
Total Current Assets	7,853	15,974
Total Assets	7,853	15,974

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	13,704	14,553
Total Current Liabilities	13,704	14,553
Total Liabilities	13,704	14,553
Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital	598,734	598,734

Donated Capital	37,628	37,628

Accumulated Deficit	(642,279)	(635,007)

Total Stockholders’ Equity (Deficit)	(5,851)	1,421

Total Liabilities and Stockholders’ Equity	7,853	15,974

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	$	$	$	$

Revenue	–	–	–	–
Operating Expenses
General and administrative	13,999	10,421	17,272	18,057
Total Operating Expenses	13,999	10,421	17,272	18,057
Other Income	10,000	10,000	10,000	10,000
Net Income (Loss)	(3,999)	(421)	(7,272)	(8,057)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2017	2016
	$	$

Operating Activities

Net income	(7,272)	(8,057)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	(849)	(409)
Net Cash From (Used in) Operating Activities	(8,121)	(8,466)

Net Cash Provided by (Used in) Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	–	–
Net Increase (Decrease) in Cash	(8,121)	(8,466)
Cash – Beginning of Period	15,974	13,357
Cash – End of Period	7,853	4,891

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2017

(Unaudited)

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (“the Company“) was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no primary business operations. The Company was formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses. The Company provides miscellaneous consulting services, and it is management‘s opinion that the consulting activities may result in opportunities for the Company through a possible merger, acquisition or business combination.

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP“) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2017, the Company had a working capital deficiency of $5,851 and has accumulated losses of $642,279 since its inception. The Company has no commitments or contingencies outstanding as at June 30, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2017 and 2016.

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

ASC 220.10.05, “Reporting Comprehensive Income“, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2017

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets“, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740.10.05 “Accounting for Income Taxes“ as of its inception. Pursuant to ASC 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830.10.05 “Foreign Currency Translation“, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into hedging or derivative instruments to offset the impact of foreign currency fluctuations.

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

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the six months ended June 30, 2017 and 2016, $10,000 in other income was earned in each respective period.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2017

(Unaudited)

4.	Common Stock

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the six months ended June 30, 2017 and 2016 or for the year ended December 31, 2016.

5.	Subsequent Events

Management has reviewed events between June 30, 2017 and August 14, 2017 (the date the accompanying financial statements were available to be issued) and no significant events were identified.

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

As of June 30, 2017, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations

For the Three Months ended June 30, 2017 and 2016

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

Other Income

During the three months ended June 30, 2017, we generated $10,000 in other income, which was equal to the $10,000 in other income that we generated during the same period in 2016. All of this income was in the form of consulting income.

Expenses

During the three months ended June 30, 2017, our total operating expenses increased by $3,578 from the same period in 2016, from $10,421 to $13,999. This increase was largely due to a $6,443 increase in our professional fees for the period, as offset by a $3,000 decrease in our consulting and management fees.

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

4

Our general and administrative expenses for the three months ended June 30, 2017 consisted of $9,350 in professional fees, $1,500 in consulting and management fees, $2,943 in office and sundry expenses and $212 in bank charges and interest, as offset by a foreign exchange gain of $6. During the three months ended June 30, 2016, our general and administrative expenses included $2,907 in professional fees, $4,500 in consulting and management fees, $2,767 in office and sundry expenses, $245 in bank charges and interest and a foreign exchange loss of $2.

Net Loss

During the three months ended June 30, 2017 we incurred a net loss of $3,999, compared to incurring a net loss of $421 during the same period in 2016. The increase in our net loss was entirely due to the increase in our operating expenses for the period as described above. Our net loss per share during both the three months ended June 30, 2017 and 2016 was $0.00.

For the Six Months ended June 30, 2017 and 2016

Other Income

We generated $10,000 in income during both the six months ended June 30, 2017 and 2016, all of which was in the form of consulting income.

Expenses

During the six months ended June 30, 2017, our total operating expenses decreased by $785 from the same period in 2016, from $18,057 to $17,272. This change was attributable to largely corresponding increases and decreases in our professional fees and consulting and management fees for the period, respectively.

Our general and administrative expenses for the six months ended June 30, 2017 consisted of $11,055 in professional fees, $3,000 in consulting and management fees, $2,943 in office and sundry expenses and $334 in bank charges and interest, as offset by a foreign exchange gain of $60. During the six months ended June 30, 2016, our general and administrative expenses included $8,964 in professional fees, $6,000 in consulting and management fees, $2,767 in office and sundry expenses and $364 in bank charges and interest, as offset by a foreign exchange gain of $38.

Net Loss

During the six months ended June 30, 2017 we incurred a net loss of $7,272, compared to incurring a net loss of $8,057 during the same period in 2016. The decrease in our net loss was entirely due to the decrease in our operating expenses for the period as described above. Our net loss per share during both the six months ended June 30, 2017 and 2016 was $0.00.

Liquidity and Capital Resources

As of June 30, 2017 we had $7,853 in cash and total assets, $13,704 in current and total liabilities and a working capital deficit of $5,851. From our inception on February 9, 2000 to June 30, 2017, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $642,279.

During the six months ended June 30, 2017 we spent $8,121 in net cash on operating activities, compared to spending $8,466 in net cash on operating activities during the same period in 2016. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for an $849 increase in our accounts payable and accrued liabilities.

5

We did not engage in any investing  or financing activities during the six months ended June 30, 2017 or 2016. Our cash holdings decreased by $8,121 during the six months ended June 30, 2017, equivalent to our spending on operating activities during the period.

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

As of June 30, 2017 we had $7,853 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended June 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2017	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8