Form 10-Q
period 2017-09-30
Asia Interactive Media Inc.
filed 2017-11-14
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

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

As of November 14, 2017, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

Item 1. Financial Statements.

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

September 30, 2017

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	September 30, 2017 (Unaudited) $	December 31, 2016 (Audited) $

Assets

Current Assets
Cash	3,734	15,974
Total Current Assets	3,734	15,974
Total Assets	3,734	15,974

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	10,346	14,553
Total Current Liabilities	10,346	14,553
Total Liabilities	10,346	14,553

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital	598,734	598,734

Donated Capital	37,628	37,628

Accumulated Deficit	(643,040)	(635,007)

Total Stockholders’ Equity (Deficit)	(6,612)	1,421

Total Liabilities and Stockholders’ Equity	3,734	15,974

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$	$	$	$

Revenue	–	–	–	–
Operating Expenses
General and administrative	10,761	11,745	28,033	29,802
Total Operating Expenses	10,761	11,745	28,033	29,802
Other Income	10,000	15,000	20,000	25,000
Net Income (Loss)	(761)	3,255	(8,033)	(4,802)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
	$	$

Operating Activities

Net income	(8,033)	(4,802)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	(4,207)	(909)
Net Cash From (Used in) Operating Activities	(12,240)	(5,711)
Net Cash Provided by (Used in) Financing Activities	–	–
Net Increase (Decrease) in Cash	(12,240)	(5,711)
Cash – Beginning of Period	15,974	13,357
Cash – End of Period	3,734	7,646

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2017

(Unaudited)

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (“the Company”) was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no primary business operations. The Company was formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses. The Company provides miscellaneous consulting services, and it is management’s opinion that the consulting activities may result in opportunities for the Company through a possible merger, acquisition or business combination.

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2017, the Company had a working capital deficiency of $6,612 and has accumulated losses of $643,040 since its inception. The Company has no commitments or contingencies outstanding as at September 30, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended September 30, 2017 and 2016.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2017

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

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the nine months ended September 30, 2017 and 2016, $20,000 and $25,000 in other income was earned in each respective period.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2017

(Unaudited)

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the nine months ended September 30, 2017 and 2016 or for the year ended December 31, 2016.

5.	Subsequent Events

Management has reviewed events between September 30, 2017 and November 14, 2017 and no significant events were identified.

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

As of September 30, 2017, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations

For the Three Months ended September 30, 2017 and 2016

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

Other Income

During the three months ended September 30, 2017, we generated $10,000 in other income, which represents a decrease of $5,000 from the $15,000 in other income that we generated during the same period in 2016. All of this income was in the form of consulting income.

Expenses

During the three months ended September 30, 2017, our total operating expenses decreased by $984 from the same period in 2016, from $11,745 to $10,761. This decrease was largely due to a $1,339 decrease in our professional fees for the period, as offset by a $1,000 increase in our consulting and management fees.

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

4

Our general and administrative expenses for the three months ended September 30, 2017 consisted of $7,500 in consulting and management fees, $2,305 in professional fees, $709 in office and sundry expenses and $251 in bank charges and interest, as offset by an other expense gain of $4. During the three months ended September 30, 2016, our general and administrative expenses included $6,500 in consulting and management fees, $3,644 in professional fees, $1,393 in office and sundry expenses, $203 in bank charges and interest and $5 in other expenses.

Net Loss

During the three months ended September 30, 2017 we incurred a net loss of $761, compared to generating net income of $3,255 during the same period in 2016. The increase in our net loss was entirely due to the decrease in our other income and the increase in our operating expenses for the period as described above. Our net loss per share during both the three months ended September 30, 2017 and 2016 was $0.00.

For the Nine Months ended September 30, 2017 and 2016

Other Income

We generated $20,000 in other income during the nine months ended September 30, 2017, compared to generating $25,000 in other income during the same period in 2016. All of this income was in the form of consulting income.

Expenses

During the nine months ended September 30, 2017, our total operating expenses decreased by $1,769 from the same period in 2016, from $29,802 to $28,033. This change was mostly attributable to a $2,000 decrease in our consulting and management fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2017 consisted of $10,500 in consulting and management fees, $13,360 in professional fees, $3,652 in office and sundry expenses and $585 in bank charges and interest, as offset by an other expense gain of $64. During the nine months ended September 30, 2016, our general and administrative expenses included $12,500 in consulting and management fees, $12,608 in professional fees, $4,160 in office and sundry expenses and $567 in bank charges and interest, as offset by an other expense gain of $33.

Net Loss

During the nine months ended September 30, 2017 we incurred a net loss of $8,033, compared to incurring a net loss of $4,802 during the same period in 2016. The increase in our net loss was substantially due to the decrease our other income for the period as described above, which was offset to some extent by the decrease in our operating expenses. Our net loss per share during both the nine months ended September 30, 2017 and 2016 was $0.00.

Liquidity and Capital Resources

As of September 30, 2017 we had $3,734 in cash and total assets, $10,346 in current and total liabilities and a working capital deficit of $6,612. From our inception on February 9, 2000 to September 30, 2017, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $643,040.

During the nine months ended September 30, 2017 we spent $12,240 in net cash on operating activities, compared to spending $5,711 in net cash on operating activities during the same period in 2016. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $4,207 increase in our accounts payable and accrued liabilities.

5

We did not engage in any investing or financing activities during the nine months ended September 30, 2017 or 2016. Our cash holdings decreased by $12,240 during the nine months ended September 30, 2017, equivalent to our spending on operating activities during the period.

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

As of September 30, 2017 we had $3,734 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended September 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2017	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8