Form 10-Q
period 2018-03-31
Asia Interactive Media Inc.
filed 2018-05-17
CIK 1172318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 17, 2018, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

This quarterly report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein, as well as our annual report for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

Item 1. Financial Statements.

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

March 31, 2018

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2018 (Unaudited) $	December 31, 2017 (Audited) $

Assets
Current Assets
Cash	9,767	13,686
Total Current Assets	9,767	13,686
Total Assets	9,767	13,686

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	14,486	13,947
Total Current Liabilities	14,486	13,947
Total Liabilities	14,486	13,947

Commitments and Contingencies (Note 1)	–	–
Stockholders’ Equity (Deficit)
Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66
Additional Paid-in Capital	598,734	598,734
Donated Capital	37,628	37,628
Accumulated Deficit	(641,147)	(636,689)
Total Stockholders’ Equity (Deficit)	(4,719)	(261)
Total Liabilities and Stockholders’ Equity (Deficit)	9,767	13,686

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
	$	$

Revenue	–	–
Operating Expenses
General and administrative	4,458	3,273
Total Operating Expenses	4,458	3,273

Other Income	–	–

Income (Loss) Before Taxes	(4,458)	(3,273)

Provision for Taxes	–	–

Net Income (Loss) After Taxes	(4,458)	(3,273)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	6,534,492	6,534,492

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
	$	$
Operating Activities
Net income	(4,458)	(3,273)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	539	(402)
Net Cash From (Used in) Operating Activities	(3,919)	(3,675)

Net Cash Provided by (Used in) Investing Activities	–	–

Net Cash Provided by (Used in) Financing Activities	–	–
Net Increase (Decrease) in Cash	(3,919)	(3,675)
Cash – Beginning of Period	13,686	15,974
Cash – End of Period	9,767	12,299
Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2018

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2018, the Company had a working capital deficiency of $4,719 and has accumulated losses of $641,147 since its inception. The Company has no commitments or contingencies outstanding as at March 31, 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2018 and 2017.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2018

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As at March 31, 2018 and 2017, the Company did not own any long-lived assets.

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

March 31, 2018

(Unaudited)

3.	Other Income

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the three months ended March 31, 2018 and 2017, $Nil other income was earned.

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the three months ended March 31, 2018 and 2017.

5.	Subsequent Events

Management has reviewed events between March 31, 2018 and May 17, 2018 and no significant events were identified.

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

As of March 31, 2018, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Other Income

We did not generate any other income during the three months ended March 31, 2018 or 2017.

Expenses

During the three months ended March 31, 2018, our total operating expenses increased by $1,185 from the same period in 2017, from $3,273 to $4,458. This increase was largely due to a $879 increase in our professional fees for the period.

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

Our general and administrative expenses for the three months ended March 31, 2018 consisted of $2,584 in professional fees, $1,500 in consulting and management fees, $358 in bank charges and interest and $16 in foreign exchange loss. During the three months ended March 31, 2017, our general and administrative expenses included $1,705 in professional fees, $1,500 in consulting and management fees and $122 in bank charges and interest, as offset by a foreign exchange gain of $54.

4

Net Loss

During the three months ended March 31, 2018 we incurred a net loss of $4,458, compared to incurring a net loss of $3,273 during the same period in 2017. The increase in our net loss was entirely due to the increase in in our operating expenses as described above. Our net loss per share during both the three months ended March 31, 2018 and 2017 was $0.00.

Liquidity and Capital Resources

As of March 31, 2018 we had $9,767 in cash and total assets, $14,486 in current and total liabilities and a working capital deficit of $4,719. From our inception on February 9, 2000 to March 31, 2018, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $641,147.

During the three months ended March 31, 2018 we spent $3,919 in net cash on operating activities, compared to spending $3,675 in net cash on operating activities during the same period in 2017. The bulk of our spending on operating activities during the current period was attributable to our net loss as described above as adjusted for a $539 increase in our accounts payable and accrued liabilities.

We did not engage in any investing or financing activities during the three months ended March 31, 2018 or 2017. Our cash holdings decreased by $3,919 during the three months ended March 31, 2018, equivalent to our spending on operating activities during the period.

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

As of March 31, 2018 we had $9,767 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report for the year ended December 31, 2017, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2018	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8