Form 10-Q
period 2018-06-30
Asia Interactive Media Inc.
filed 2018-08-17
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 16, 2018, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

This quarterly report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein, as well as our annual report for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

Item 1. Financial Statements.

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

June 30, 2018

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	June 30, 2018 (Unaudited) $	December 31, 2017 (Audited) $

Assets

Current Assets

Cash	13,406	13,686

Total Current Assets	13,406	13,686

Total Assets	13,406	13,686

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	13,605	13,947

Total Current Liabilities	13,605	13,947

Total Liabilities	13,605	13,947

Commitments and Contingencies (Note 1)	–	–

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital (Note 4)	598,734	598,734

Donated Capital	37,628	37,628

Accumulated Deficit	(636,627)	(636,689)

Total Stockholders’ Equity (Deficit)	(199)	(261)

Total Liabilities and Stockholders’ Equity (Deficit)	13,406	13,686

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	10,480	13,999	14,938	17,272

Total Operating Expenses	10,480	13,999	14,938	17,272

Other Income	15,000	10,000	15,000	10,000

Income (Loss) Before Taxes	4,520	(3,999)	62	(7,272)

Provision for Taxes	–	–	–	–

Net Income (Loss) After Taxes	4,520	(3,999)	62	(7,272)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)	0.00	(0.00)

Weighted Average Shares Outstanding	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
	$	$

Operating Activities

Net income	62	(7,272)

Change in operating assets and liabilities

Accounts payable and accrued liabilities	(342)	(849)

Net Cash Provided by (Used in) Operating Activities	(280)	(8,121)

Net Cash Provided by (Used in) Investing Activities	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(280)	(8,121)

Cash – Beginning of Period	13,686	15,974

Cash – End of Period	13,406	7,853

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2018

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At June 30, 2018, the Company had a working capital deficiency of $199 and has accumulated losses of $636,627 since its inception. The Company has no commitments or contingencies outstanding as at June 30, 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2018 and 2017.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

June 30, 2018

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As at June 30, 2018 and 2017, the Company did not own any long-lived assets.

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

June 30, 2018

(Unaudited)

3.	Other Income

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the six months ended June 30, 2018 and 2017, $15,000 and $10,000 in other income was earned in each respective period.

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the six months ended June 30, 2018 and for the year ended December 31, 2017.

5.	Subsequent Events

Management has reviewed events between June 30, 2018 and August 16, 2018 and no significant events were identified.

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

As of June 30, 2018, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations

For the Three Months ended June 30, 2018 and 2017

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

Other Income

We generated $15,000 in other income during the three months ended June 30, 2018, an increase of $5,000 over the $10,000 in other income we generated during the same period in 2017. All of this income was in the form of consulting income.

Expenses

During the three months ended June 30, 2018, our total operating expenses decreased by $3,519 from the same period in 2017, from $13,999 to $10,480. This decrease was largely due to decreases of $2,270 and $1,321 in our professional fees and office and sundry expenses, respectively, for the period.

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

4

Our general and administrative expenses for the three months ended June 30, 2018 consisted of $7,080 in professional fees, $1,500 in consulting and management fees, $1,622 in office and sundry expenses, $271 in bank charges and interest and $7 in foreign exchange loss. During the three months ended June 30, 2017, our general and administrative expenses included $9,350 in professional fees, $1,500 in consulting and management fees $2,943 in office and sundry expenses and $212 in bank charges and interest, as offset by a foreign exchange gain of $6.

Net Income/Loss

During the three months ended June 30, 2018, we generated net income of $4,520, compared to incurring a net loss of $3,999 during the same period in 2017. The increase in our net income or decrease in our net loss was entirely due to the increase in our other income and decrease in our operating expenses for the period as described above. Our net income/loss per share during both the three months ended June 30, 2018 and 2017 was $0.00.

For the Six Months ended June 30, 2018 and 2017

Other Income

We generated $15,000 in other income during the six months ended June 30, 2018, an increase of $5,000 over the $10,000 in other income we generated during the same period in 2017. Again, all of this income was in the form of consulting income.

Expenses

During the six months ended June 30, 2018, our total operating expenses decreased by $2,334 from the same period in 2017, from $17,272 to $14,938. This change was largely attributable to decreases in our professional fees and office and sundry expenses for the period.

Our general and administrative expenses for the six months ended June 30, 2018 consisted of $9,664 in professional fees, $3,000 in consulting and management fees, $1,622 in office and sundry expenses, $629 in bank charges and interest and $23 in foreign exchange loss. During the six months ended June 30, 2017, our general and administrative expenses included $11,055 in professional fees, $3,000 in consulting and management fees, $2,943 in office and sundry expenses and $334 in bank charges and interest, as offset by a foreign exchange gain of $60.

Net Income/Loss

During the six months ended June 30, 2018 we generated net income of $62, compared to incurring a net loss of $7,272 during the same period in 2017. The increase in our net income or decrease in our net loss was entirely due to the increase in our other income and decrease in our operating expenses for the period as described above. Our net income/loss per share during both the six months ended June 30, 2018 and 2017 was $0.00.

Liquidity and Capital Resources

As of June 30, 2018, we had $13,406 in cash and total assets, $13,605 in current and total liabilities and a working capital deficit of $199. From our inception on February 9, 2000 to June 30, 2018, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $636,627.

During the six months ended June 30, 2018 we spent $280 in net cash on operating activities, compared to spending $8,121 in net cash on operating activities during the same period in 2017. The decrease in our spending on operating activities between the two periods was primarily attributable to the changes in our net income/loss as described above as adjusted for certain minor changes in our accounts payable and accrued liabilities.

5

We did not engage in any investing or financing activities during the six months ended June 30, 2018 or 2017. Our cash holdings decreased by $280 during the six months ended June 30, 2018, equivalent to our spending on operating activities during the period.

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

As of June 30, 2018, we had $13,406 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and six months ended June 30, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2018	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8