Form 10-Q
period 2018-09-30
Asia Interactive Media Inc.
filed 2018-11-19
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 19, 2018, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

September 30, 2018

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	September 30, 2018 (Unaudited) $	December 31, 2017 (Audited) $

Assets

Current Assets

Cash	2,833	13,686

Total Current Assets	2,833	13,686

Total Assets	2,833	13,686

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	12,014	13,947

Total Current Liabilities	12,014	13,947

Total Liabilities	12,014	13,947

Commitments and Contingencies (Note 1)	–	–

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital (Note 4)	598,734	598,734

Donated Capital	37,628	37,628

Accumulated Deficit	(645,609)	(636,689)

Total Stockholders’ Equity (Deficit)	(9,181)	(261)

Total Liabilities and Stockholders’ Equity (Deficit)	2,833	13,686

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	8,982	10,761	23,920	28,033

Total Operating Expenses	8,982	10,761	23,920	28,033

Write-off of Loan Receivable	–	–	–	–

Other Income	–	10,000	15,000	20,000

Income (Loss) Before Taxes	(8,982)	(761)	(8,920)	(8,033)

Provision for Taxes	–	–	–	–

Net Income (Loss) After Taxes	(8,982)	(761)	(8,920)	(8,033)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	6,534,492	6,534,492	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
	$	$

Operating Activities

Net income	(8,920)	(8,033)

Change in operating assets and liabilities

Accounts payable and accrued liabilities	(1,933)	(4,207)

Net Cash From (Used in) Operating Activities	(10,853)	(12,240)

Net Cash Provided by (Used in) Investing Activities	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(10,853)	(12,240)

Cash – Beginning of Period	13,686	15,974

Cash – End of Period	2,833	3,734

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2018

(Unaudited)

1.	Nature of Business and Continuance of Operations

Asia Interactive Media Inc. (“the Company”), was incorporated on February 9, 2000 pursuant to the Laws of the State of Nevada, USA. The Company has no primary business operations. The Company was formed for the purpose of merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more operating businesses. The Company provides miscellaneous consulting services, and it is management’s opinion that the consulting activities may result in opportunities for the Company through a possible merger, acquisition or business combination.

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At September 30, 2018, the Company had a working capital deficiency of $9,181 and has accumulated losses of $645,609 since its inception. The Company has no commitments or contingencies outstanding as at September 30, 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended September 30, 2018 and 2017.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

September 30, 2018

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As at September 30, 2018 and 2017, the Company did not own any long-lived assets.

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

Other income consists of income generated from consulting activities. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the nine months ended September 30, 2018 and 2017, $15,000 and $20,000 in other income was earned in each respective period.

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the nine months ended September 30, 2018 and 2017.

5.	Subsequent Events

Management has reviewed events between September 30, 2018 and November 19, 2018 and no significant events were identified.

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

As of September 30, 2018, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations

For the Three Months ended September 30, 2018 and 2017

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

Other Income

We did not generate any other income during the three months ended September 30, 2018, compared to generating $10,000 in other income during the same period in 2017. All of that income was in the form of consulting income.

Expenses

During the three months ended September 30, 2018, our total operating expenses decreased by $1,779 from the same period in 2017, from $10,761 to $8,982. This decrease was largely due to a decrease of $3,000 in our consulting and management fees for the period.

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

Our general and administrative expenses for the three months ended September 30, 2018 consisted of $4,500 in consulting and management fees, $3,408 in professional fees, $833 in office and sundry expenses and $244 in bank charges and interest, as offset by an other expense gain of $3. During the three months ended September 30, 2017, our general and administrative expenses included $7,500 in consulting and management fees, $2,305 in professional fees, $709 in office and sundry expenses and $251 in bank charges and interest, as offset by an other expense gain of $4.

4

Net Income/Loss

During the three months ended September 30, 2018, we incurred a net loss of $8,982, compared to incurring a net loss of $761 during the same period in 2017. The increase in our net loss was substantially attributable to the decrease in our other income for the period as described above. Our net loss per share during both the three months ended September 30, 2018 and 2017 was $0.00.

For the Nine Months ended September 30, 2018 and 2017

Other Income

We generated $15,000 in other income during the nine months ended September 30, 2018, a decrease of $5,000 from the $20,000 in other income we generated during the same period in 2017. Again, all of this income was in the form of consulting income.

Expenses

During the nine months ended September 30, 2018, our total operating expenses decreased by $4,113 from the same period in 2017, from $28,033 to $23,920. This change was largely attributable to a decrease in our consulting and management fees for the period.

Our general and administrative expenses for the nine months ended September 30, 2018 consisted of $13,072 in professional fees, $7,500 in consulting and management fees, $2,455 in office and sundry expenses, $873 in bank charges and interest and $20 in other expense loss. During the nine months ended September 30, 2017, our general and administrative expenses included $13,360 in professional fees, $10,500 in consulting and management fees, $3,652 in office and sundry expenses and $585 in bank charges and interest, as offset by an other expense gain of $64.

Net Income/Loss

During the nine months ended September 30, 2018 we incurred a net loss of $8,920, compared to incurring a net loss of $8,033 during the same period in 2017. The minor increase in our net loss was primarily due to the decreases in our other income and operating expenses for the period as described above. Our net loss per share during both the nine months ended September 30, 2018 and 2017 was $0.00.

Liquidity and Capital Resources

As of September 30, 2018, we had $2,833 in cash and total assets, $12,014 in current and total liabilities and a working capital deficit of $9,181. From our inception on February 9, 2000 to September 30, 2018, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $645,609.

During the nine months ended September 30, 2018 we spent $10,853 in net cash on operating activities, compared to spending $12,240 in net cash on operating activities during the same period in 2017. The decrease in our spending on operating activities between the two periods was mainly due to the changes in our net loss as described above as adjusted for certain changes in our accounts payable and accrued liabilities.

5

We did not engage in any investing or financing activities during the nine months ended September 30, 2018 or 2017. Our cash holdings decreased by $10,853 during the nine months ended September 30, 2018, equivalent to our spending on operating activities during the period.

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

As of September 30, 2018, we had $2,833 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and nine months ended September 30, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 19, 2018	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8