Form 10-Q
period 2019-03-31
Asia Interactive Media Inc.
filed 2019-05-15
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 14, 2019, the registrant’s outstanding common stock consisted of 6,534,492 shares.

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

This quarterly report discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein, as well as our annual report for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2019.

Item 1. Financial Statements.

Asia Interactive Media Inc.

(Expressed in U.S. Dollars)

March 31, 2019

3

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	March 31, 2019 (Unaudited) $	December 31, 2018 (Audited) $

Assets

Current Assets

Cash	2,732	6,886

Total Current Assets	2,732	6,886

Total Assets	2,732	6,886

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	18,017	14,778

Total Current Liabilities	18,017	14,778

Total Liabilities	18,017	14,778

Commitments and Contingencies (Note 1)	–	–

Stockholders’ Equity (Deficit)

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding (Note 4)	66	66

Additional Paid-in Capital	598,734	598,734

Donated Capital	37,628	37,628

Accumulated Deficit	(651,713)	(644,320)

Total Stockholders’ Equity (Deficit)	(15,285)	(7,892)

Total Liabilities and Stockholders’ Equity	2,732	6,886

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
	$	$

Revenue	–	–

Operating Expenses

General and Administrative	7,393	4,458

Total Operating Expenses	7,393	4,458

Other Income	–	–

Income (Loss) Before Taxes	(7,393)	(4,458)

Provision for Taxes	–	–

Net Income (Loss) After Taxes	(7,393)	(4,458)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31, 2018
			Additional
			Paid-in	Accumulated	Donated
	Shares	Amount	Capital	Deficit	Capital	Total
	#	$	$	$	$	$

Balance – January 1, 2018	6,534,492	66	598,734	(636,689)	37,628	(261)

Net Loss	–	–	–	(4,458)	–	(4,458)

Balance – March 31, 2018	6,534,492	66	598,734	(641,147)	37,628	(4,719)

	Three months ended March 31, 2019
			Additional
			Paid-in	Accumulated	Donated
	Shares	Amount	Capital	Deficit	Capital	Total
	#	$	$	$	$	$

Balance – January 1, 2019	6,534,492	66	598,734	(644,320)	37,628	(7,892)

Net Loss	–	–	–	(7,393)	–	(7,393)

Balance – March 31, 2019	6,534,492	66	598,734	(651,713)	37,628	(15,285)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
	$	$

Operating Activities

Net income	(7,393)	(4,458)

Change in operating assets and liabilities

Accounts payable and accrued liabilities	3,239	539

Net Cash From (Used in) Operating Activities	(4,154)	(3,919)

Net Cash Provided by (Used in) Investing Activities	–	–

Net Cash Provided by (Used in) Financing Activities	–	–

Net Increase (Decrease) in Cash	(4,154)	(3,919)

Cash – Beginning of Period	6,886	13,686

Cash – End of Period	2,732	9,767

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2019

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At March 31, 2019, the Company had a working capital deficiency of $15,285 and has accumulated losses of $651,713 since its inception. The Company has no commitments or contingencies outstanding as at March 31, 2019. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2019 and 2018.

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

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2019 and 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

March 31, 2019

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As at March 31, 2019 and 2018, the Company did not own any long-lived assets.

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

Other income consists of income generated from consulting activities, and is generated from one customer based in Canada. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the three months ended March 31, 2019 and 2018, $Nil in other income was earned.

4.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding

There were no common stock activities for the three months ended March 31, 2019 and 2018.

5.	Subsequent Events

Management has reviewed events between March 31, 2019 and May 14, 2019 and no significant events were identified.

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

As of March 31, 2019, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

Results of Operations

For the Three Months ended March 31, 2019 and 2018

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

Other Income

We did not generate any other income during the three months ended March 31, 2019 or 2018.

Expenses

During the three months ended March 31, 2019, our total operating expenses increased by $2,935 from the same period in 2018, from $4,458 to $7,393. This increase was largely due to increases in our professional fees and office and sundry expenses.

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

Our general and administrative expenses for the three months ended March 31, 2019 consisted of $4,016 in professional fees, $1,500 in consulting and management fees, $1,530 in office and sundry expenses, $308 in bank charges and interest and $39 in foreign exchange loss. During the three months ended March 31, 2018, our general and administrative expenses included $2,584 in professional fees, $1,500 in consulting and management fees, $Nil in office and sundry expenses, $358 in bank charges and interest and $16 in foreign exchange loss.

4

Net Loss

During the three months ended March 31, 2019, we incurred a net loss of $7,393, compared to incurring a net loss of $4,458 during the same period in 2018. The increase in our net loss was entirely due to the increase in in our operating expenses as described above. Our net loss per share during both the three months ended March 31, 2019 and 2018 was $0.00.

Liquidity and Capital Resources

As of March 31, 2019, we had $2,732 in cash and total assets, $18,017 in current and total liabilities and a working capital deficit of $15,285. From our inception on February 9, 2000 to March 31, 2019, we raised an aggregate of $598,800 from private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $651,713.

During the three months ended March 31, 2019 we spent $4,154 in net cash on operating activities, compared to spending $3,919 in net cash on operating activities during the same period in 2018. The increase in our spending on operating activities between the two periods was mainly due to the change in our net loss as described above as adjusted for certain changes in our accounts payable and accrued liabilities.

We did not engage in any investing or financing activities during the three months ended March 31, 2019 or 2018. Our cash holdings decreased by $4,154 during the three months ended March 31, 2019, equivalent to our spending on operating activities during the period.

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

As of March 31, 2019, we had $2,732 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended March 31, 2019 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5

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

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report for the year ended December 31, 2018, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2019	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

8