Form 10-K
period 2019-12-31
Asia Interactive Media Inc.
filed 2020-03-27
CIK 1172318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,139,918 as of June 30, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,534,492 as of March 27, 2020

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

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

As of December 31, 2019, we did not have any specific business combination under consideration and we had not identified any prospective target business, nor had anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

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

We will be dependent on future financings in order to maintain our operations and carry out our business plan. For the next 12 months (beginning April 2020), we plan to spend approximately $100,000 on identifying a target business and funding our general operations. We do not currently have sufficient financing to fully carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations.

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

Intellectual Property

We have not filed for any protection of our trademark. As of December 31, 2019, we did not own any intellectual property.

Research and Development

We have not spent any amounts on research and development activities since our inception. We do not anticipate incurring any research and development expenses over the next 12 months.

Environmental Laws

Since we are a blank check company, we are not at this time impacted by any federal, state or local environmental laws.

Employees

As of December 31, 2019, we did not have any full-time employees. Our sole officer and director provides services to us in the areas of management, administration and business development as a consultant. He is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary to seek out a suitable business combination and negotiate a definitive agreement. The amount of time he will devote in any period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer and director to devote an average of approximately 10 hours per week to our business. We do not intend to hire any full-time employees prior to the consummation of a business combination.

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

No such proceedings terminated during the fourth quarter of our fiscal year ended December 31, 2019.

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

Holders

As of March 27, 2020, there were 74 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during our fiscal year ended December 31, 2019.

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

During the fiscal year ended December 31, 2019 we generated $35,000 in other income, an increase of $10,000 compared to the $25,000 in other income we generated during the prior fiscal year. All of the other income we generated during both years was in the form of income from the provision of consulting activities.

Expenses

During the fiscal year ended December 31, 2019 our total operating expenses decreased by $4,135 compared to the prior fiscal year, from $32,631 to $28,496.

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

Our general and administrative expenses during the fiscal year ended December 31, 2019 consisted of $16,193 in professional fees, $6,000 in consulting and management fees, $4,898 in office and sundry expenses, $1,157 in bank charges and interest, and $248 in foreign exchange loss. During the prior fiscal year, our general and administrative expenses included $19,234 in professional fees, $9,000 in consulting and management fees, $3,258 in office and sundry expenses, $1,114 in bank charges and interest, and $25 in foreign exchange loss.

Net Income (Loss)

During the fiscal year ended December 31, 2019 we generated net income of $6,504, an increase of $14,135 over the net loss of $7,631 that we incurred during the prior fiscal year. The increase in our net income (or decrease in our net loss) was entirely due to the changes in our other income and operating expenses as described above.

Our net income/loss per share during each of the fiscal years ended December 31, 2019 and 2018 was $0.00.

Liquidity and Capital Resources

As of December 31, 2019, we had $13,774 in cash and total assets, $15,162 in current and total liabilities and a working capital deficit of $1,388. Between our inception on February 9, 2000 and December 31, 2008, we raised an aggregate of $598,800 through private placements of our common stock, which, together with donated capital of $37,628, has funded our accumulated deficit of $637,816.

During the fiscal year ended December 31, 2019 we received cash of $6,888 from operating activities, which consisted of our net income as described above plus a $384 increase in our liabilities. During the prior fiscal year we used cash of $6,800 on operating activities, which was attributable to our net loss as described above minus a $831 increase in our liabilities.

We did not engage in any investing activities or financing activities during the fiscal years ended December 31, 2019 or 2018. Overall, our cash holdings increased by $6,888 during the fiscal year ended December 31, 2019 (from $6,886 to $13,774), equivalent to our net cash provided by operating activities during the year.

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

As of December 31, 2019, we had $13,774 in cash. Since we will likely require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

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

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asia Interactive Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Asia Interactive Media, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

March 27, 2020

Asia Interactive Media Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2019	2018
	$	$

Assets

Current Assets
Cash	13,774	6,886
Total Current Assets	13,774	6,886
Total Assets	13,774	6,886

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable and Accrued Liabilities	15,162	14,778
Total Current Liabilities	15,162	14,778
Total Liabilities	15,162	14,778

Commitments and Contingencies (Note 1)	–	–

Stockholders’ Equity (Deficit)

Common Stock: Authorized: 100,000,000 Shares, $0.00001 Par Value; 6,534,492 Shares Issued and Outstanding (Note 5)	66	66
Additional Paid-in Capital (Note 5)	598,734	598,734
Donated Capital	37,628	37,628
Accumulated Deficit	(637,816)	(644,320)
Total Stockholders’ Equity (Deficit)	(1,388)	(7,892)
Total Liabilities and Stockholders’ Equity	13,774	6,886

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Operations

(Expressed in U.S. Dollars)

	For the year ended	For the year ended
	December 31,	December 31,
	2019	2018
	$	$

Revenue	–	–

Operating Expenses

General and Administrative
Accounting and legal fees	16,193	19,234
Bank charges and interest	1,157	1,114
Consulting and management fees	6,000	9,000
Foreign exchange loss (gain)	248	25
Office and sundry	4,898	3,258

Total Operating Expenses	28,496	32,631

Other Income (Note 3)	35,000	25,000

Income (Loss) Before Income Taxes	6,504	(7,631)

Income Taxes (Note 4)	–	–

Net Income (Loss)	6,504	(7,631)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,534,492	6,534,492

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statement of Stockholders’ Equity (Deficit)

For the Years Ending December 31, 2018 and 2019

(Expressed in U.S. Dollars)

			Additional
			Paid-in	Accumulated	Donated
	Shares	Amount	Capital	Deficit	Capital	Total
	#	$	$	$	$	$

Balance – December 31, 2017	6,534,492	66	598,734	(636,689)	37,628	(261)

Net Loss	–	–	–	(7,631)	–	(7,631)

Balance – December 31, 2018	6,534,492	66	598,734	(644,320)	37,628	(7,892)

Net Income	–	–	–	6,504	–	6,504

Balance – December 31, 2019	6,534,492	66	598,734	(637,816)	37,628	(1,388)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the year ended	For the year ended
	December 31,	December 31,
	2019	2018
	$	$

Operating Activities
Net Income (Loss)	6,504	(7,631)
Change in Operating Assets and Liabilities
Accounts Payable and Accrued Liabilities	384	831
Net Cash Provided by (Used in) Operating Activities	6,888	(6,800)
Net Cash Provided by (Used in) Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	–	–
Net Increase (Decrease) in Cash	6,888	(6,800)
Cash – Beginning of Period	6,886	13,686
Cash – End of Period	13,774	6,886

Supplemental Disclosures:

Interest Paid	–	–
Income Tax Paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2019

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

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has never generated revenues from operations since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2019, the Company had a working capital deficiency of $1,388 and has accumulated losses of $637,816 since its inception. The Company has no commitments or contingencies outstanding as at December 31, 2019. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. It is management’s plan to seek additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the 12 months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for years ending December 31, 2019 and 2018.

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

d) Comprehensive Loss

ASC 220.10.05, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2019 and 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2019

2.	Summary of Significant Accounting Policies (continued)

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f) Long-Lived Assets

In accordance with ASC 360.10.05, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As at December 31, 2019 and 2018, the Company did not own any long-lived assets.

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

Other income consists of income generated from consulting activities, and is generated from one customer based in Canada. Consulting activities include providing business advisory services and referral services for expansion opportunities in Asia. For the years ended December 31, 2019 and 2018, $35,000 and $25,000 was earned, respectively.

Asia Interactive Media Inc.

Notes to the Financial Statements

(Expressed in U.S. Dollars)

December 31, 2019

4.	Income Taxes

At December 31, 2018, the Company had approximately $133,000 net operating losses for tax purposes. The net operating loss carry-forwards, if not utilized, will begin to expire in 2022. For the year ended December 31, 2019, the Company incurred a net income from operations. No provision for income taxes was recorded for 2019 as a result of utilizing the net operating losses for tax purposes. For the year ended December 31, 2018, the Company incurred a net loss from operations, therefore, no provision for income taxes was recorded for 2018. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The components of the Company’s deferred tax assets/liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$132,000	$133,000

Total deferred tax assets	132,000	133,000

Deferred tax liabilities:	-	-

Net deferred tax assets before valuation allowance	132,000	133,000

Less: Valuation allowance	(132,000)	(133,000)

Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has incurred significant losses since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2019, and December 31, 2018.

As of December 31, 2019, tax years 2017, 2018, and 2019 are subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations by tax authorities for years before 2016.

In December 2017, the Tax Cuts and Jobs Act was signed into law, which will result in significant changes to U.S. tax rules. The Company assessed the impact of this legislation on its financial statements for Fiscal 2018 and beyond. Based on its preliminary analysis, the Company’s expectation is that the reduction in the corporate federal statutory tax rate, effective January 1, 2018, will have a minimal impact on its financial statements.

5.	Common Stock and Additional Paid-In Capital

Common Stock: Authorized: 100,000,000 shares, $0.00001 par value; 6,534,492 shares issued and outstanding.

There were no common stock activities for the years ended December 31, 2019 and 2018.

6.	Subsequent Events

Management has reviewed events between December 31, 2019 and March 27, 2020 and no significant events were identified.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the fiscal year ended December 31, 2019 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one (1) and not more than nine (9) and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one (1).

The following table sets forth the name, age and positions of our sole officer and director as of the date of this annual report.

Name	Age	Positions
Ken Ng	53	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the 12 months ended December 31, 2019.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the fiscal year ended December 31, 2019 have been filed as required.

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

Compensation of Directors

Our sole director did not receive any compensation for his services as a director during the fiscal year ended December 31, 2019. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or a committee thereof.

Compensation upon Change of Control

As of December 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 27, 2020, we had 6,534,492 issued and outstanding shares of our common stock.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our auditor, Fruci & Associates II, PLLC, for the audit of our annual financial statements and the review of our interim financial statements for the fiscal years ended December 31, 2019 and 2018, as well as any fees billed for other services rendered during these periods.

	Year Ended December 31, 2019 ($)	Year Ended December 31, 2018 ($)
Audit fees	12,900	12,900
Audit-related fees	-	-
Tax fees	850	800
All other fees	-	-
Total	13,750	13,700

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors as the audit committee approved 100% of the audit-related services in fiscal 2019. None of the work performed by our auditor to audit our financial statements for the fiscal year ended December 31, 2019 was performed by persons other than Fruci & Associates II, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our audited financial statements for the fiscal year ended December 31, 2019 are filed as part of this annual report. There are no financial statement schedules.

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

Date: March 27, 2020	Asia Interactive Media Inc.

	By:	/s/ Ken Ng
Ken Ng
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ken Ng	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 27, 2020
Ken Ng

